Form 10-Q
period 1996-05-31
OWEN HEALTHCARE INC
filed 1996-07-15
CIK 919242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MAY 31, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 0-26416

                               ------------------

                              OWEN HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                             75-1329577
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                         9800 CENTRE PARKWAY, SUITE 1100
                            HOUSTON, TEXAS 77036-8279
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 777-8173

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 28, 1996, 17,163,294 shares of the Registrant's Common Stock were outstanding.

 ------------------------------------------------------------------------------

                              OWEN HEALTHCARE, INC.
                            FORM 10-Q (MAY 31, 1996)

                                TABLE OF CONTENTS

                                                                          Page

PART I:   FINANCIAL INFORMATION

Item 1.     Financial Statements
              Consolidated Balance Sheets
              November 30, 1995 and May 31, 1996.........................    3

              Consolidated Statements of Income
              Three and Six Months Ended May 31, 1995 and May 31, 1996...    4

              Consolidated Statement of Stockholders' Equity
              Year Ended November 30, 1995 and
              Six Months Ended May 31, 1996..............................    5

              Consolidated Statements of Cash Flows
              Six Months Ended May 31, 1995 and May 31, 1996.............    6

              Notes to Consolidated Financial Statements.................    7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................ 8-11


PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings............................................   12

Item 6.     Exhibits and Reports on Form 8-K.............................   12


SIGNATURES...............................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OWEN HEALTHCARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        NOVEMBER 30,    MAY 31,
                                                            1995         1996
                                                        ------------  ----------
                                                           Audited     Unaudited
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $  16,479     $  17,013
  Accounts and notes receivable, less allowance
    for doubtful accounts of $4,123 and $5,255
    in 1995 and 1996, respectively....................     48,046        48,120
  Inventories.........................................     35,428        39,324
  Other current assets................................      7,408         6,746
                                                        ---------     ---------
    Total current assets..............................    107,361       111,203
PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $21,350 and $24,875 in 1995
  and 1996, respectively..............................     14,194        15,702
NOTES RECEIVABLE, less allowance for doubtful
  accounts of $571 and $457 in 1995 and 1996,
  respectively........................................      1,251         1,003
OTHER ASSETS..........................................      2,451         2,576
PATENT, less accumulated amortization of $1,157
  and $1,522 in 1995 and 1996, respectively...........      8,343         7,978
GOODWILL, less accumulated amortization
  of $572 and $757 in 1995 and 1996, respectively.....     14,130        13,944
                                                        ---------     ---------
                                                      $   147,730     $ 152,406
                                                        =========     =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable....................................$    12,303     $  14,532
  Accrued compensation and benefits...................     15,852        12,739
  Current maturities of long-term debt................          1             3
  Accrued taxes.......................................      1,152           712
  Other current liabilities...........................      3,387         2,502
                                                      -----------     ---------
    Total current liabilities........................      32,695        30,488
LONG-TERM DEBT (less current maturities)..............          2
DEFERRED INCOME TAXES.................................      3,799         4,542
OTHER LIABILITIES.....................................        934           885
                                                      -----------     ---------
  Total liabilities...................................     37,430        35,915
                                                      -----------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued...........................         -             -
  Common stock, $.25 stated value, 40,000,000 shares
    authorized, 18,845,748 issued.....................      4,711         4,711
  Capital in excess of stated value...................     69,441        69,494
  Retained earnings...................................     42,244        48,399
  Treasury stock, at cost, 1,845,877 and 1,693,954
    shares in 1995 and 1996, respectively.............     (6,096)       (6,113)
                                                      -----------     ---------
                                                          110,300       116,491
                                                      -----------     ---------
  Commitments and contingencies.......................
                                                      -----------     ---------
                                                      $   147,730       152,406
                                                      ===========     =========

        The accompanying notes are an integral part of this statement.

                              OWEN HEALTHCARE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                    Unaudited

                                               THREE MONTHS ENDED MAY 31,         SIX MONTHS ENDED MAY 31,
                                               --------------------------         ------------------------
                                                  1995             1996              1995          1996
                                               ---------------------------        ------------------------
REVENUES..................................     $  96,374        $ 107,202         $ 187,047     $ 214,445
                                               ---------        ---------         ---------     ---------
COSTS AND EXPENSES:
  Cost of goods sold and other direct.....        82,218           89,729           159,517       180,702
  Selling, general and administrative.....        10,103           12,084            19,641        23,292
  Research and development................           117              302               120           426
                                               ---------        ---------         ---------     ---------
                                                  92,438          102,115           179,278       204,420
                                               ---------        ---------         ---------     ---------
OPERATING INCOME..........................         3,936            5,087             7,769        10,025

Interest expense..........................          (951)             (24)           (1,750)          (48)
Investment income.........................             5               86                 9           168
Other income..............................           124              198               264           377
                                               ---------        ---------         ---------     ---------
INCOME BEFORE INCOME TAXES................         3,114            5,347             6,292        10,522
Provision for income taxes................         1,292            2,219             2,611         4,367
                                               ---------        ---------         ---------     ---------
NET INCOME................................     $   1,822        $   3,128         $   3,681     $   6,155
                                               =========        =========         =========     =========
EARNINGS PER SHARE:
  Primary.................................     $    0.17        $    0.17         $    0.35     $    0.34
                                               =========        =========         =========     =========
  Assuming full dilution..................     $    0.15        $    0.17         $    0.30     $    0.34
                                               =========        =========         =========     =========
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING:
  Primary.................................        10,583           18,193            10,595        18,208
                                               =========        =========         =========     =========

  Assuming full dilution..................        12,999           18,193            13,026        18,208
                                               =========        =========         =========     =========

         The accompanying notes are an integral part of this statement.

                              OWEN HEALTHCARE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                        COMMON STOCK
                                           -----------------------------------------
                                                                        CAPITAL IN                            ADJUST-
                                             SHARES      $.25 STATED     EXCESS OF     RETAINED  TREASURY    MENT FOR
                                           OUTSTANDING      VALUE       STATED VALUE   EARNINGS   STOCK        ESOP       TOTAL
                                           -----------   -----------    ------------   --------  --------    ---------    --------
BALANCE AT NOVEMBER 30, 1994                  9,817        $  2,967       $ 10,799     $ 34,134  $ (6,293)   $ (21,296)   $ 20,311
  PURCHASE OF SHARES...................         (90)            --             --           --       (725)         --         (725)
  EXERCISE OF OPTIONS..................         289             --             (86)         --        906          --          820
  ESOP ADJUSTMENT......................          --             --             --           --        --        21,296      21,296
  NET INCOME...........................          --             --             --         8,110       --           --        8,110
  PUBLIC STOCK OFFERING, NET...........       4,598           1,149         49,505          --        --           --       50,654
  STOCK GRANT..........................           5             --              31          --         16          --           47
  CONVERSION OF SUBORDINATED
    DEBT, NET..........................       2,381             595          9,192          --        --           --        9,787
                                           --------      ----------     ----------     --------  --------    ---------    --------
BALANCE AT NOVEMBER 30, 1995                 17,000           4,711         69,441       42,244    (6,096)         --      110,300
  PURCHASE OF SHARES...................          (6)            --             --           --       (115)         --         (115)
  EXERCISE OF OPTIONS..................         183             --              53          --        634          --          687
  TRANSFER OF SHARES HELD IN
    ESCROW TO TREASURY.................         (25)            --             --           --       (536)         --         (536)
  NET INCOME...........................         --              --             --         6,155       --           --        6,155
                                           --------      ----------     ----------     --------  --------    ---------    --------
UNAUDITED BALANCE AT MAY 31,
 1996..................................      17,152        $  4,711       $ 69,494     $ 48,399  $ (6,113)   $     --     $116,491
                                           ========      ==========     ==========     ========  ========    =========    ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                             OWEN HEALTHCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   Unaudited

                                                          SIX MONTHS ENDED MAY 31,
                                                       -----------------------------
                                                          1995                1996
                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers .....................   $ 178,056           $ 215,278
  Cash paid to suppliers and employees .............    (180,143)           (207,182)
  Interest received ................................         273                 292
  Interest paid ....................................      (1,447)                (48)
  Income taxes paid ................................      (3,552)             (3,250)
                                                       ---------           ---------
    Net cash provided (used) by operating activities      (6,813)              5,090
                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ............      (4,116)             (5,160)
  Proceeds from sale of property and equipment .....          27                  32
                                                       ---------           ---------
    Net cash used in investing activities ..........      (4,089)             (5,128)
                                                       ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit loan .......       9,850                 --
  Exercise of stock options ........................         300                 572
  Payment of long-term debt ........................          (1)                --
                                                       ---------           ---------
    Net cash provided by financing activities ......      10,149                 572
                                                       ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ........................................        (753)                534
CASH AND CASH EQUIVALENTS:
  Beginning of period ..............................       6,071              16,479
                                                       ---------           ---------
  End of period ....................................       5,318           $  17,013
                                                       =========           =========

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income .....................................   $   3,681           $   6,155
    Depreciation and amortization ..................       3,268               4,390
    Provision for bad debts ........................         621                  92
    Deferred income taxes ..........................        (368)                291
    Gain on disposition of assets ..................         (10)                 12
    Changes in assets and liabilities:
      Accounts and notes receivable ................      (8,991)               (106)
      Inventories ..................................      (7,270)             (3,896)
      Other assets .................................         396                 410
      Accounts payable .............................        (107)              2,229
      Accrued compensation and benefits ............       2,944              (3,113)
      Other liabilities.............................        (977)             (1,374)
                                                       ---------           ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES....   $  (6,813)          $   5,090
                                                       =========           =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  ESOP debt principal amortization..................   $     250                 --
                                                       =========           =========
  Exchange of shares to exercise options............   $      60           $     115
                                                       =========           =========
  Transfer of shares held in escrow to treasury.....         --            $     536
                                                       =========           =========

         The accompanying notes are an integral part of this statement.

                              OWEN HEALTHCARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1996
                                   (Unaudited)

(1)  INTERIM FINANCIAL INFORMATION

      The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist only of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended November 30, 1995. The results of the operations for the six months ended May 31, 1996, are not necessarily indicative of the results of operations that may be expected for the fiscal year ended November 30, 1996.

(2)  RECLASSIFICATIONS

      Certain amounts in the accompanying 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(3)  SEGMENT INFORMATION

      The Company's operations are classified into two business segments: health care management services and automated medication management. Operations within the health care management services segment include pharmacy management services, healthcare materials services and home infusion therapy, all provided on a contract basis in the United States. The automated medication management segment includes the manufacture and sale of automated medication management systems.

      Operating income (loss) for each business segment is defined as revenues less operating costs and expenses. Identifiable assets are those tangible and intangible assets used exclusively in the operations of each business segment or which are allocated when used jointly.

      The following table shows revenues, operating income (loss) and other financial information by business segment for the six months ended May 31, 1996 (in thousands):


                                HEALTHCARE       AUTOMATED
                                MANAGEMENT       MEDICATION
                                 SERVICES        MANAGEMENT       CONSOLIDATED
                                ----------       ----------       ------------
Revenues......................     $207,852      $   6,593         $ 214,445
Operating income (loss).......       12,148         (2,123)           10,025
Identifiable assets...........      114,299         38,107           152,406
Capital expenditures..........        4,744            416             5,160
Depreciation and amortization
  expense.....................        3,644            746             4,390

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

      Approximately 88% of Owen's revenues for the six months ended May 31, 1996 came from the management of hospital pharmacies. Owen's largest client, Columbia/HCA Healthcare Corporation, provided 16.1% of revenues during the six-month period ended May 31, 1996, compared to 13.8% for all of fiscal 1995. The Company's five largest clients, all group hospitals, accounted for 44.3% of revenues during the six months ended May 31, 1996 compared to 39.9% for all of fiscal 1995. The Company also manufactures and sells automated pharmacy dispensing systems, manages hospital materials departments, operates retail pharmacies and provides home infusion pharmaceutical and certain related services.

      Owen provides its pharmacy services under contracts with a variety of compensation arrangements, many of which include price guarantees and other risk sharing arrangements. In addition, factors such as patient volumes, intensity of services, patient mix, drug price changes, physician prescribing patterns and changes in contract terms upon renewal, affect the revenues and margins derived from Owen's individual hospital clients. Because of the differences in Owen's contracts among its hospital clients and the interaction of the factors affecting revenues, Owen is unable to quantify the amount of revenue increase attributable to any single factor. Although there has been, and continues to be, a trend towards reduced inpatient hospital days which has limited revenue growth at some locations and, in some cases resulted in a decline in revenues from individual hospitals, the Company has historically been able to offset this trend by adding new hospital contracts.

      Owen includes the costs of pharmaceuticals and supplies as well as direct compensation and other costs in cost of goods sold and other direct expenses. Owen has historically negotiated discounted purchasing arrangements from its major suppliers and sought to preserve its margin by utilizing its systems to encourage purchasing compliance with these arrangements. Inflation in drug costs, introduction of new and sometimes expensive drugs and changes in physician prescribing patterns can affect Owen's margins. Owen's margins can also be affected by the extent to which it can pass through these cost increases. Finally, margins from period to period are affected by the timing and volume of new hospital contracts. Locations are generally more profitable as they mature, particularly after Owen has been in a hospital for at least one year.

      Owen is aware of three circumstances that may have a negative impact on the level of expected growth in its revenues and results of operations for the remainder of fiscal 1996. First, Owen is currently experiencing very strong growth in its hospital pharmacy services business. During the six months ended May 31, 1996, Owen began operating seventeen new pharmacies with estimated aggregate annual revenues of approximately $34 million. In addition, the Company has either begun or expects to begin operating pharmacies during the third and fourth quarter of fiscal 1996 fourteen additional pharmacies providing an estimated $56 million of annual revenues. Owen has also recently begun the operation of a consolidated pharmacy operation for a four hospital, 1,500 bed integrated healthcare network in Virginia and has opened a central pharmacy facility in Oklahoma for Correctional Medical Services which is expected, by the end of the fiscal year, to serve the pharmaceutical needs of up to sixty prisons and jails nationwide. Many of these new contracts involve very large and complex operations and as a result are expected to have lower margins than Owen's historical average and to take longer to achieve those margins.

      Second, while the infrastructure build-up continues at the Company's Meditrol(R) subsidiary to support anticipated growth, completed sales in the first six months of fiscal 1996 were lower than expected. Meditrol contributed approximately $6.6 million, or 3.1%, of revenues in the first six months of fiscal 1996 principally from non-cancelable sales-type lease transactions and outright sales. The Company is also aware of a trend which indicates that, in the future, some of the Meditrol systems will be offered as part of the overall Owen pharmacy management services. In installations where the Meditrol systems are not separable from and contractually independent of the pharmacy management agreements, revenues will be recognized over the time Owen manages the related pharmacy rather than upon contracting for, and installation of, the systems. Increases in this type of installation would negatively impact the timing of revenues for the Company's automated medication management segment by postponing the recognition of revenues. As a result of the uncertainty of the timing of the completion of sales and the impact of installations as part of Owen's pharmacy management services, the Company expects that revenues from Meditrol sales during the third and fourth quarter will continue to be below expectations.

      Finally, Owen has made a decision to curtail its home infusion services offered to its client hospitals and to discontinue much of its infusion business elsewhere due to an unsatisfactory trend in margins. As a result, Owen has closed four therapy locations, leaving only two locations in operation. While the reduction of this business segment is not expected to result in any significant charge to earnings, the Company's revenues and earnings will be negatively effected by the loss of the contribution that had been expected from this business segment.

      The information in the preceding paragraphs contains forward-looking information based on current information and expectations of the Company that involve a number of uncertainties. Among the factors that could cause the actual results to differ materially are: the timing of the execution of new contracts, the costs, time and complexity involved in opening new pharmacies, changes in competitive factors or regulations, the timing of sales of Meditrol systems, the ability of the company to hire and train efficiently and effectively sufficient personnel to handle its expanding business and the Company's ability to control increases in costs associated with its increased business.

      The Company historically has been able to pass drug price increases through to clients, but recent trends toward fixed price risk-sharing contracts have reduced its ability to do so. The Company expects this trend may continue and to this extent may negatively impact margins.

      The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

  RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenues, certain statement of income items for Owen's second quarter and first six months ended May 31 of fiscal 1995 and 1996, respectively:

                                  THREE MONTHS ENDED MAY 31,     SIX MONTHS ENDED MAY 31,
                                  --------------------------     ------------------------
                                   1995                1996       1995              1996
                                  ------             -------     ------            ------
Revenues......................    100.0%              100.0%      100.0%            100.0%
Cost of goods and other
  direct expenses.............     85.3                83.7        85.2              84.2
Selling, general and
  administrative..............     10.5                11.3        10.5              10.9
Research and development......      0.1                 0.3         0.1               0.2
Operating income..............      4.1                 4.7         4.2               4.7
Interest and other, net.......     (0.9)                0.3        (0.8)              0.2
Income before taxes...........      3.2                 5.0         3.4               4.9
Net income....................      1.9                 2.9         2.0               2.9

      THREE MONTHS ENDED MAY 31, 1996 (SECOND QUARTER) COMPARED TO THREE MONTHS ENDED MAY 31, 1995

      Revenues were $107.2 million for the three months ended May 31, 1996 compared to $96.4 million for the same period in fiscal 1995, an increase of $10.8 million, or 11.2%. Approximately 47.2% of the increase was due to new pharmacy contracts begun during the first six months of 1996; approximately 79.3% of the increase was due to contracts begun in fiscal 1995 and operated for the full second quarter in fiscal 1996, and approximately 10.2% of the increase was due to an increase of $1.1 million in Meditrol sales, 36.9% of the increase was offset by discontinued contracts.

      Cost of goods and other direct expenses increased $7.5 million, or 9.1%, to $89.7 million in the quarter ended May 31, 1996 as compared to $82.2 million in the same period in fiscal 1995. Approximately 68.7% of the increase was due to new pharmacy contracts begun during the first six months of fiscal 1996 and approximately 86.0% was due to contracts commenced during fiscal 1995 and operated for the full quarter in fiscal 1996. The remainder of the increase was related to the cost of goods due to the Company's automated medication management system, all partially offset by discontinued contracts.

      Selling, general and administrative expenses increased $2.0 million, or 19.8%, to $12.1 million in the three months ended May 31, 1996 as compared to $10.1 million in the same period in fiscal 1995. The increase was primarily the result of adding resources related to the Company's automated medication management system ($1.7 million) and healthcare management services business ($0.3 million).

      Research and development expenses increased $185,000, or 158.1%, to $302,000 for the second quarter of fiscal 1996, as compared to $117,000 for the same period in fiscal 1995. The Company's research and development expenditures are related to developing products to support and complement the Meditrol system.

      Interest expense declined $927,000, or 97.5%, to $24,000 for the second quarter of 1996 as compared to $951,000 during the same period in fiscal 1995. The Company paid off substantially all of its long-term debt with the proceeds it received from the public offering of its stock in August, 1995.

      Investment income and other income, net, increased $155,000, or 120.2%, to $284,000 for the second quarter ended May 31, 1996 as compared to $129,000 for the same period in fiscal 1995. Interest on funds in excess of those needed to pay off the debt in August, 1995 accounted for most of this difference.

      As a result of the foregoing, net income for the three months ended May 31, 1996 was $3.1 million, an increase of $1.3 million, or 72.2%, from $1.8 million in the same quarter of fiscal 1995.

      SIX MONTHS ENDED MAY 31, 1996 COMPARED TO SIX MONTHS ENDED MAY 31, 1995

      Revenues were $214.4 million, an increase of $27.4 million, or 14.7%, in the six months ended May 31, 1996 compared to $187.0 million for the same period in fiscal 1995. Approximately $6.3 million, or 23.0%, of the increase was due to new pharmacy contracts begun during the first six months of fiscal 1996, and approximately $23.0 million, or 83.9%, of the increase was due to contracts commenced in fiscal 1995 and operated for the full six months of fiscal 1996. Approximately $4.2 million, or 15.3%, of the increase was due to Meditrol sales. A decrease of $12.1 million, or 44.2%, occurred due to discontinued contracts while the remaining increase of approximately $6.0 million, or 1.9%, was generated by same store pharmacies and other areas of the Company.

      Cost of goods and other direct expenses increased $21.2 million, or 13.3%, during the six months ended May 31, 1996, to $180.7 million as compared to $159.5 million in the same period of fiscal 1995. Approximately $6.5 million, or 30.7%, of the increase was due to new pharmacy contracts begun during the first six months of fiscal 1996 and approximately $19.4 million, or 91.5%, of the increase was due to contracts commenced in 1995 and operated for the full six months of fiscal 1996. Meditrol accounted for approximately $1.3 million, or 6.2%, of the increase. A decrease of approximately $10.5 million, or 49.5%, was due to discontinued pharmacy contracts. Approximately $4.5 million, or 21.2%, was made up of increased cost of goods in the same store pharmacies and other areas of the Company.

      Selling, general and administrative expenses increased $3.7 million, or 18.9%, to $23.3 million in the six months ended May 31, 1996 as compared to $19.6 for the same period in fiscal 1995. The increase was the result of adding resources to the Company's automated management system ($2.5 million) and the Company's healthcare management services business ($1.2 million).

      Research and development expenses increased $306,000, or 255.0%, during the six months ended May 31, 1996 to $426,000 as compared to $120,000 for the same period during fiscal 1995. These expenditures relate to Meditrol product development and to support and complement its systems.

      Interest expense decreased $1,702,000, or 97.3%, to $48,000 for the six months ended May 31, 1996 as compared to $1,750,000 for the same period in fiscal 1995. The Company used proceeds of its public offering in August, 1995 to pay off substantially all of its long-term debt.

      Investment and other income, net, increased $272,000, or 99.6%, to $545,000 during the six months ended May 31, 1996 as compared to $273,000 during the same period in fiscal 1995. Income from investment of excess funds from the public offering accounted for most of the difference.

      As a result of the foregoing, net income for the six months ended May 31, 1996 was $6.2 million, an increase of $2.5 million, or 67.6%, from $3.7 million in the same period of fiscal 1995.

  LIQUIDITY AND CAPITAL RESOURCES

      Owen had cash and cash equivalents of $17.0 million at May 31, 1996 compared to $16.5 million at November 30, 1995. The increase of $0.5 million in cash and cash equivalents was caused by continued collection efforts. In addition to cash flow from operations, Owen has historically financed its working capital and other liquidity needs through bank and other institutional indebtedness. New pharmacy management contracts typically require funds to acquire inventory, place personnel and equipment in the client locations and to finance accounts receivable. The Company's automated medication management business has also required significant expenditures to build a manufacturing, marketing and support infrastructure, reengineer the product, enhance the information system, and develop necessary software. Owen expects to continue to rely on a combination of internally generated funds and borrowings to support its capital requirements and other liquidity needs. During the first six months, the Company expended approximately $5.2 million on capital assets and anticipates that capital expenditures will total approximately $10.0 million in fiscal 1996.

      On June 28, 1996, the Company announced commencement of a stock repurchase program. Under the Company's stock repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares of the Company's common stock (approximately 3% of the outstanding shares) at market prices. Such purchases, if made, are expected to be funded out of general funds of the Company.

      As of May 31, 1996, the Company had working capital of $80.7 million compared to $74.7 million at November 30, 1995, and its ratio of current assets to current liabilities was 3.6 to 1 at May 31, 1996 compared to 3.3 to 1 at November 30, 1995. Net accounts and notes receivable decreased $0.2 million during the six months ended May 31, 1996 and the days in accounts and notes receivable decreased to 41.9 days from 46.9 days as of November 30, 1995. Inventories increased $3.9 million during the first six months of fiscal 1996.

      Outstanding debt at May 31, 1996 and November 30, 1995 was unchanged at $3,000. Effective August 21, 1995 the Company renegotiated its revolving line of credit with a commercial bank and at May 31, 1996 had $20.0 million of credit available. This line of credit has been extended through March 31, 1997. During the six months ended May 31, 1996, the Company borrowed once under this line of credit and subsequently paid back the sums borrowed. There was no outstanding balance at May 31, 1996. The interest rate on amounts outstanding under this credit facility is equal to the bank's prime rate or other negotiated rates, which approximated 8.25% at May 31, 1996.

      The Company commenced the manufacturing and marketing of its Meditrol automated medication management system during the early part of fiscal 1995. The Company is principally marketing its Meditrol systems under sales-type leases whereby revenues are recognized when the systems are installed and/or accepted by the customer and applicable lease accounting requirements are met. Reserves for credit losses and warranty obligations are maintained. In April and May, 1995, the Company entered into two vendor finance agreements under which sales-type lease receivables for Meditrol equipment originated by the Company are sold on a limited credit recourse pool basis to the finance companies, after meeting certain credit worthiness and related requirements. Under the agreements, there is no obligation for the finance companies to purchase the Meditrol lease receivables nor must the Company offer the receivables for sale. There are no stated maximum amounts which can be purchased and the agreements can be unilaterally terminated, although the Company is not aware of any intent to do so. During the first six months of fiscal 1996, the Company received cash of $4.0 million from the sale of lease receivables with immaterial gain or loss. These financing facilities are not available in other than non-cancelable sales-type lease transactions.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is a party to certain lawsuits and other potential claims arising in the ordinary course of its business. The claims, which are substantially covered by insurance policies, are in various stages of discovery and some may ultimately be brought to trial. It is management's opinion that resolution of these matters will not have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                          Page

(a)   Exhibits:

      Exhibit 11.1 - Statement regarding Computation of
                     Per Share Earnings.........................           14

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OWEN HEALTHCARE, INC.


                              By: /s/ CARL E. ISGREN
                                      Carl E. Isgren, President
                                      (Chief Executive Officer)

                              Date:  July 12, 1996


                              By: /s/ STANLEY H. FLORANCE
                                      Stanley H. Florance, Senior Vice President
                                      (Chief Financial Officer)

                              Date:  July 12, 1996

