Form 10-Q
period 1996-08-31
OWEN HEALTHCARE INC
filed 1996-10-15
CIK 919242

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ----------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended AUGUST 31, 1996

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

      As of October 4, 1996, 17,061,094 shares of the Registrant's Common Stock were outstanding.

================================================================================

                             OWEN HEALTHCARE, INC.
                          FORM 10-Q (AUGUST 31, 1996)

                               TABLE OF CONTENTS

                                                                            Page

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets
        November 30, 1995 and August 31, 1996..............................    3

        Consolidated Statements of Income
        Three and Nine Months Ended August 31, 1995 and 1996...............    4

        Consolidated Statement of Stockholders' Equity
        Year Ended November 30, 1995 and
        Nine Months Ended August 31, 1996..................................    5

        Consolidated Statements of Cash Flows
        Nine Months Ended August 31, 1995 and 1996.........................    6

        Notes to Consolidated Financial Statements.........................    7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................... 8-11

PART II: OTHER INFORMATION

Item 1. Legal Proceedings..................................................   12

Item 6. Exhibits and Reports on Form 8-K...................................   12

SIGNATURES.................................................................   13

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             OWEN HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                              November 30, August 31,
                                                                                  1995         1996
                                                                                Audited     Unaudited
                                                                               ---------    ---------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................   $  16,479    $  14,606
  Accounts and notes receivable, less allowance for
     doubtful accounts of $4,123 and $5,602 in 1995 and 1996,
     respectively ..........................................................      48,046       52,315
  Inventories ..............................................................      35,428       45,270
  Other current assets .....................................................       7,408        7,035
                                                                               ---------    ---------
    Total current assets ...................................................     107,361      119,226
PROPERTY AND EQUIPMENT, less accumulated
     depreciation of $21,350 and $26,485 in
     1995 and 1996, respectively ...........................................      14,194       13,917
NOTES RECEIVABLE, less allowance for
     doubtful accounts of $571 and $158 in
     1995 and 1996, respectively ...........................................       1,251          346
OTHER ASSETS ...............................................................       2,451        2,959
PATENT, less accumulated amortization of $1,157
     and $1,705 in 1995 and 1996, respectively .............................       8,343        7,795
GOODWILL, less accumulated amortization
     of $571 and $850 in 1995 and 1996, respectively .......................      14,130       13,851
                                                                               ---------    ---------
                                                                               $ 147,730    $ 158,094
                                                                               =========    =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................................   $  12,303    $  17,034
  Accrued compensation and benefits ........................................      15,852       16,070
  Current maturities of long-term debt .....................................           1            2
  Accrued taxes ............................................................       1,152          827
  Other current liabilities ................................................       3,387        1,867
                                                                               ---------    ---------
    Total current liabilities ..............................................      32,695       35,800
LONG-TERM DEBT (less current maturities) ...................................           2
DEFERRED INCOME TAXES ......................................................       3,799        4,985
OTHER LIABILITIES ..........................................................         934           94
                                                                               ---------    ---------
  Total liabilities.........................................................      37,430       40,879
                                                                               ---------    ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued,
  Common stock, $.25 stated value, 40,000,000 shares
      authorized, 18,845,748 issued ........................................       4,711        4,711
  Capital in excess of stated value ........................................      69,441       69,663
  Retained earnings ........................................................      42,244       50,003
  Treasury stock, at cost, 1,845,877 and 1,768,604
     shares in 1995 and 1996, respectively .................................      (6,096)      (7,162)
                                                                               ---------    ---------
                                                                                 110,300      117,215
                                                                               ---------    ---------
Commitments and contingencies
                                                                               ---------    ---------
                                                                               $ 147,730    $ 158,094
                                                                               =========    =========

        The accompanying notes are an integral part of this statement.

                             OWEN HEALTHCARE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                   Unaudited

                                       Three months ended August 31,  Nine months ended August 31,
                                       -----------------------------  ----------------------------
                                              1995         1996             1995         1996
                                           ----------------------        ----------------------
REVENUES ............................      $  95,773    $ 107,251        $ 282,820    $ 321,696
                                           ---------    ---------        ---------    ---------
COSTS AND EXPENSES:
  Cost of goods sold and other direct         81,248       92,386          240,765      273,088
  Selling, general and administrative         10,864       11,912           30,505       35,204
  Research and development ..........            220          600              340        1,026
                                           ---------    ---------        ---------    ---------
                                              92,332      104,898          271,610      309,318
                                           ---------    ---------        ---------    ---------
OPERATING INCOME ....................          3,441        2,353           11,210       12,378

Interest expense ....................         (1,254)         (47)          (3,004)         (95)
Investment income ...................             73          135               82          303
Other income ........................            257          115              521          492
                                           ---------    ---------        ---------    ---------
INCOME BEFORE INCOME TAXES ..........          2,517        2,556            8,809       13,078
Provision for income taxes ..........          1,045          952            3,656        5,319
                                           ---------    ---------        ---------    ---------
NET INCOME ..........................      $   1,472    $   1,604        $   5,153    $   7,759
                                           =========    =========        =========    =========
EARNINGS PER SHARE:
  Primary ...........................      $    0.11    $    0.09        $    0.45    $    0.43
                                           =========    =========        =========    =========
  Assuming full dilution ............      $    0.10    $    0.09        $    0.40    $    0.43
                                           =========    =========        =========    =========
WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING:
  Primary ...........................         13,294       17,977           11,494       18,151
                                           =========    =========        =========    =========
  Assuming full dilution ............         14,938       17,977           13,726       18,151
                                           =========    =========        =========    =========

        The accompanying notes are an integral part of this statement.

                              OWEN HEALTHCARE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                           COMMON STOCK
                               -----------------------------------------
                                                          Capital in                             Adjust-
                                  Shares    $.25 stated excess of stated  Retained   Treasury    ment for
                               outstanding     value        value         earnings     stock       ESOP       Total
                                 -------       ------      --------       --------    -------    --------    ---------
BALANCE AT NOVEMBER 30, 1994 .     9,817       $2,967      $ 10,799       $ 34,134    $(6,293)   $(21,296)   $  20,311
  PURCHASE OF SHARES
  FOR TREASURY................       (90)                                                (725)                    (725)
  STOCK GRANT ................         5                         31                        16                       47
  EXERCISE OF OPTIONS ........       289                        (86)                      906                      820
  ESOP ADJUSTMENT ............                                                                     21,296       21,296
  NET INCOME .................                                               8,110                               8,110
  PUBLIC STOCK OFFERING, NET .     4,598        1,149        49,505                                             50,654
  CONVERSION OF SUBORDINATED
    DEBT, NET ................     2,381          595         9,192                                              9,787
                                 -------       ------      --------       --------    -------    --------    ---------

BALANCE AT NOVEMBER  30, 1995     17,000        4,711        69,441         42,244     (6,096)               $ 110,300
  PURCHASE OF SHARES FOR
    TREASURY .................       (96)                                              (1,221)                  (1,221)
  EXERCISE OF OPTIONS ........       198                         47                       691                      738
  NET INCOME .................                                               7,759                               7,759
  TRANSFER OF SHARES HELD IN
     ESCROW TO TREASURY ......       (25)                                                (536)                    (536)
  TAX BENEFIT FROM EXERCISE OF
    STOCK OPTIONS ............                                  175                                                175
                                 -------       ------      --------       --------    -------    --------    ---------
UNAUDITED BALANCE AT AUGUST
   31, 1996 ..................    17,077       $4,711      $ 69,663       $ 50,003    $(7,162)   $           $ 117,215
                                  ======       ======      ========       ========    =======    ========    =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                             OWEN HEALTHCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                   Unaudited
                                                    NINE MONTHS ENDED AUGUST 31,
                                                    ----------------------------
                                                         1995          1996
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers .....................   $ 272,383    $ 318,590
  Cash paid to suppliers and employees .............    (273,004)    (312,231)
  Interest received ................................         603          478
  Interest paid ....................................      (3,017)         (95)
  Income taxes paid ................................      (3,899)      (3,300)
                                                       ---------    ---------
    Net cash provided (used) by operating activities      (6,934)       3,442
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ............      (5,946)      (5,020)
  Proceeds from sale of property and equipment .....         104          189
                                                       ---------    ---------
    Net cash used in investing activities ..........      (5,842)      (4,831)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options ........................                      623
  Payment of long-term debt ........................     (22,503)          (1)
  Purchase of shares for treasury ..................        (701)      (1,106)
  Proceeds from sale of treasury stock .............         622
  Public stock offering ............................      50,818
                                                       ---------    ---------
    Net cash provided (used) by financing activities      28,236         (484)
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      15,460       (1,873)

CASH AND CASH EQUIVALENTS:
  Beginning of period ..............................       6,071       16,479
                                                       ---------    ---------
  End of period ....................................   $  21,531    $  14,606
                                                       =========    =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
(USED) BY OPERATING ACTIVITIES:
    Net income .....................................   $   5,153    $   7,759
    Depreciation and amortization ..................       5,144        6,696
    Provision for bad debts ........................       1,007          235
    Deferred income taxes ..........................         (66)         799
    Gain on disposition of assets ..................         (17)        (143)
    Stock grant ....................................          47
    Changes in assets and liabilities:
      Accounts and notes receivable ................     (10,437)      (3,599)
      Inventories ..................................      (9,316)      (9,842)
      Other assets .................................         209         (747)
      Accounts payable .............................      (1,565)       4,731
      Accrued compensation and benefits ............       2,979          218
      Other liabilities ............................         (72)      (2,665)
                                                       ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...   $  (6,934)   $   3,442
                                                       =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  ESOP debt principal amortization .................   $     250
                                                       =========
  Exchange of shares to exercise options ...........   $     110    $     115
                                                       =========    =========
  Convertible debt conversion ......................   $  10,000
                                                       =========
  Transfer of shares held in escrow to treasury ....                $     536
                                                                    =========

        The accompanying notes are an integral part of this statement.

                             OWEN HEALTHCARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996
                                  (Unaudited)

(1)  INTERIM FINANCIAL INFORMATION

      The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended November 30, 1995. The results of operations for the three and nine months ended August 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended November 30, 1996.

(2)  RECLASSIFICATIONS

      Certain amounts in the accompanying 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(3)  SEGMENT INFORMATION

      The Company's operations are classified into two business segments: healthcare management services and automated medication management. Operations within the healthcare management services segment include pharmacy management services, healthcare materials services and home infusion therapy, all provided on a contract basis in the U.S. The automated medication management segment includes the manufacture and sale of automated medication management systems for use in healthcare facilities.

      Operating income (loss) for each business segment is defined as revenues less operating costs and expenses. Identifiable assets are those tangible and intangible assets used exclusively in the operations of each business segment or which are allocated when used jointly.

      The following table shows revenues, operating income (loss) and other financial information by business segment for the nine months ended August 31, 1996 (in thousands):

                                            HEALTHCARE   AUTOMATED
                                            MANAGEMENT  MEDICATION
                                             SERVICES   MANAGEMENT  CONSOLIDATED
                                            ----------  ----------  ------------

Revenues .................................   $312,221    $  9,475     $321,696
Operating income (loss) ..................     17,489      (5,111)      12,378
Identifiable assets ......................    121,855      36,239      158,094
Capital expenditures .....................      4,485         535        5,020
Depreciation and amortization expense ....      5,563       1,133        6,696

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

      Approximately 90% of Owen's revenues for both the three months and nine months ended August 31, 1996 came from the management of hospital pharmacies. The Company's largest client, a group of hospitals managed by a single hospital management company, provided 17.0% of revenues during the nine month period ended August 31, 1996 compared to 13.8% for all of fiscal year 1995. The Company's five largest clients, all group hospitals, accounted for 43.8% of revenues during the nine months ended August 31, 1996 compared to 39.9% for all of fiscal 1995. The Company is the nation's largest hospital pharmacy management company and provides other information technology and automated pharmaceutical services.

      Owen provides its hospital pharmacy services under contracts with a variety of compensation arrangements, many of which include price guarantees and other risk sharing arrangements. In addition, factors such as patient volumes, intensity of services, patient mix, drug price changes, physician prescribing patterns and changes in contract terms upon renewal affect the revenues and margins derived from Owen's individual hospital clients. Because of the differences in Owen's contracts among its hospital clients and the interaction of the factors affecting revenues, Owen is unable to quantify the amount of revenue increase attributable to any single factor. Although there has been, and continues to be, a trend towards reduced inpatient hospital days that has limited revenue growth at some locations and in some cases resulted in a decline in revenues from individual hospitals, the Company has offset this trend by adding new hospital contracts.

      Owen includes the costs of pharmaceuticals and supplies as well as direct compensation and other costs in cost of goods sold and other direct expenses. Owen has historically negotiated discounted purchasing arrangements from its major suppliers and sought to preserve its margins by utilizing its systems to encourage purchasing compliance with these arrangements. Inflation in drug costs, introduction of new and sometimes expensive drugs, and changes in physician prescribing patterns can affect Owen's margins. Owen's margins can also be affected by the extent to which it can pass through these cost increases. Finally, margins from period to period are affected by the timing and volume of new hospital contracts. Locations are generally more profitable as they mature, particularly after Owen has operated a pharmacy for at least one year.

      Owen is currently experiencing a very strong demand for its hospital pharmacy management services. For the nine months ended August 31, 1996, estimated annualized revenue attributable to new business almost doubled the estimated annualized revenue for contracts signed in any previous full fiscal year. During the nine months ended August 31, 1996, the Company opened 34 new hospital pharmacies with an estimated annual revenue of approximately $74.0 million, and has signed agreements with 15 pharmacies to open in the fourth quarter with an annualized revenue of approximately $53.9 million. Some of these openings involve large and complex operations and, as a result, are expected to have lower margins than Owen's historical average and may take longer to reach maturity.

      Owen is aware of circumstances that may have a negative impact on the results of operations for the remainder of fiscal 1996. First, the unprecedented growth in the hospital pharmacy management business from new contracts requires significant working capital, manpower and management time until the new pharmacy operations reach maturity. Second, the infrastructure build-up continues at the Company's MEDITROL(R) subsidiary to support anticipated growth. However, completed sales in the first nine months of fiscal 1996 were lower than expected. MEDITROL contributed approximately $9.5 million, or 3.0%, of revenues in the first nine months of fiscal 1996 principally from non-cancelable sales-type lease transactions and outright sales. Finally, the creation of systems interfaces between MEDITROL software and the hospital customer information systems is complex and unanticipated developments have arisen delaying equipment delivery and sales recognition. As a result of the uncertainty of the timing of the completion of sales, the Company expects that revenues from MEDITROL sales during the fourth quarter will continue to be below original expectations.

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

  RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenues, certain statements of income items for Owen's third quarter and the first nine months ended August 31 of fiscal 1995 and 1996, respectively:

                                       Three months ended     Nine months ended
                                          August 31,              August 31,
                                       ------------------    -------------------
                                       1995     1996         1995     1996
                                       ------------------    -------------------
Revenues ............................  100.0%   100.0%       100.0%   100.0%
Cost of goods and other .............   84.8     86.1         85.1     84.9
Selling, general and administrative .   11.4     11.1         10.8     10.9
Research and development ............    0.2      0.6          0.1      0.3
Operating income ....................    3.6      2.2          4.0      3.9
Interest and other income, net ......   (1.0)     0.2         (0.9)     0.2
Income before income taxes ..........    2.6      2.4          3.1      4.1
Net income ..........................    1.5      1.5          1.8      2.4

     THREE MONTHS ENDED AUGUST 31, 1996 (THIRD QUARTER) COMPARED TO THREE MONTHS ENDED AUGUST 31, 1995

      Revenues were $107.3 million for the three months ended August 31, 1996 compared to $95.8 million for the same period in fiscal 1995, an increase of $11.5 million, or 12.0%. Increases in revenues from new pharmacy contracts begun during the first nine months of fiscal 1996 and contracts begun in fiscal 1995 and operated for the full quarter in 1996 accounted for the increase in revenue, partially offset by discontinued contracts and lower MEDITROL sales of $1.8 million. MEDITROL sales were lower than anticipated as placements of equipment were delayed pending the resolution of computer interface issues. MEDITROL had total unit sales of 66 units for the quarter and units are now installed in 77 different hospitals.

      Cost of goods and other direct expenses increased $11.2 million, or 13.8%, to $92.4 million in the quarter ended August 31, 1996, compared to $81.2 million in the same period in fiscal 1995. Approximately 86.9% of the increase was due to new pharmacy contracts begun during the first nine months of fiscal 1996, with the remainder due to contracts commenced after the comparable quarter in fiscal 1995, partially offset by a reduction in the cost of goods related to the Company's automated medication management system.

      Selling, general and administrative expenses increased $1.0 million, or 9.2%, to $11.9 million in the quarter ended August 31, 1996, compared to $10.9 million in the same period in fiscal 1995. The increase was primarily the result of adding resources for the Company's hospital pharmacy growth and to the Company's automated medication management system.

      Research and development expenses grew to $600,000 in the quarter ended August 31, 1996 from $220,000 for the same period in fiscal 1995. These expenditures represented development of new products for the MEDITROL product line.

      Interest expense for the most recent quarter declined $1.2 million, or 96.2%, to $47,000 in the third quarter of fiscal 1996. The Company paid off substantially all of its long-term debt with the proceeds it received from the public offering of its common stock in August, 1995.

      Investment income and other income, net, decreased $80,000 to $250,000 for the quarter ended August 31, 1996, compared to $330,000 for the same period for fiscal 1995. Interest income from notes receivable was lower as outstanding notes receivable balances declined from period to period.

      As a result of the foregoing, net income for the third quarter of fiscal 1996 was $1.6 million, up $0.1 million, or 6.7%, from $1.5 million in the same quarter of fiscal 1995.

     NINE MONTHS ENDED AUGUST 31, 1996, COMPARED TO NINE MONTHS ENDED AUGUST 31, 1995

      Revenues were $321.7 million, an increase of $38.9 million, or 13.8%, in the nine months ended August 31, 1996, compared to $282.8 million for the same period in fiscal 1995. A $19.2 million, or 49.4%, increase was due to new pharmacy contracts begun during the first nine months of fiscal 1996, and approximately $26.6 million, or 68.4%, was due to contracts commenced in fiscal 1995 and operated for the full nine months of fiscal 1996. Approximately $2.4 million, or 6.2%, was due to an increase in MEDITROL sales. A decrease of $16.1 million, or 41.4% of the change, occurred due to discontinued contracts while an additional increase of $6.8 million, or 17.4%, was generated by same store pharmacies and other operations.

      Cost of goods and other direct expenses increased $32.3 million, or 13.4%, during the nine months ended August 31, 1996, to $273.1 million compared to $240.8 million in the same period of fiscal 1995. A $14.0 million, or 43.3%, increase was due to new pharmacy contracts begun during the first nine months of fiscal 1996 and $16.6 million, or 51.4%, was due to contracts commenced in fiscal 1995 and operated for the full nine months of fiscal 1996. MEDITROL accounted for a $1.1 million, or 3.4%, increase. A decrease of $9.2 million, or 28.5% of the change, was due to discontinued pharmacy contracts. Approximately $9.8 million, or 30.4%, was made up of increased cost of goods in the same store pharmacies and other operations.

      Selling, general and administrative expenses increased $4.7 million, or 15.4% to $35.2 million in the first nine months of fiscal 1996, compared to $30.5 million for the same period in fiscal 1995. The increase was primarily the result of increases necessary to support the growth in the Company's pharmacy management business and adding resources related to the Company's automated medication management business.

      Research and development expenses increased $686,000, or 201.8%, to $1 million during the first nine months of fiscal 1996 from $340,000 in the same period fiscal 1995. The Company's research and development expenditures are related to developing new products to support and complement the MEDITROL product line.

      Interest expense decreased $2.9 million, or 96.7%, to $95,000 for the first nine months ended August 31, 1996, compared to $3.0 million for the same period in fiscal 1995. The Company used proceeds received from its public offering in August, 1995 to pay off substantially all of its long-term debt.

      Investment and other income, net, increased $192,000, or 31.8%, to $795,000 during the nine months ended August 31, 1996, compared to $603,000 during the same period in fiscal 1995. Investment income was higher due to average investable cash being higher, partiallly offset by a decrease in interest income from notes receivable as outstanding notes receivable balances declined from period to period.

     As a result of the foregoing, net income for the first nine months of fiscal 1996 was $7.8 million, an increase of $2.6 million, or 50.0%, from $5.2 million in the same period of fiscal 1995.

  LIQUIDITY AND CAPITAL RESOURCES

      Owen had cash and cash equivalents of $14.6 million at August 31, 1996 compared to $16.5 million at November 30, 1995. In addition to cash flow from operations, Owen has historically financed its working capital and other liquidity needs through bank and other institutional indebtedness. New pharmacy management contracts typically require funds to acquire inventory, place personnel and equipment in the client locations and to finance accounts receivable. The Company's automated medication management business has also required significant expenditures to build marketing and support infrastructure, develop new products, enhance the information system, and develop necessary software. Owen expects to continue to rely on a combination of internally generated funds and borrowings to support its capital requirements and other liquidity needs. During the first nine months, the Company expended approximately $5.0 million on capital assets and anticipates that capital expenditures will total approximately $8.0 million in fiscal 1996.

      On June 28, 1996, the Company announced the commencement of a stock repurchase program. Under the repurchase program, the Company may buy back in open market transactions, block trades or private transactions, up to 500,000 shares of the Company's common stock (approximately 3% of the outstanding shares) at market prices. Through August 31, 1996, the Company has repurchased 90,100 shares under this repurchase program.

      As of August 31, 1996, the Company had working capital of $83.4 million compared to $74.7 million at November 30, 1995, and its ratio of current assets to current liabilities was 3.3 to 1 at August 31, 1996 and at November 30, 1995. Net accounts and notes receivable increased $3.4 million during the nine months ended August 31, 1996 and the days in accounts and notes receivable decreased to
45.2 days from 46.9 days as of November 30, 1995. Inventories increased $9.8 million during the first nine months of fiscal 1996.

      Outstanding debt at August 31, 1996 was $2,000 compared to $3,000 at November 30, 1995. Effective August 21, 1995 the Company renegotiated its revolving line of credit with a commercial bank and at August 31, 1996 had $20.0 million of credit available. This line of credit has been extended through March 31, 1997. During the nine months ended August 31, 1996, the Company borrowed once under this line of credit and subsequently paid back the sums borrowed. There was no outstanding balance at August 31, 1996. The interest rate on amounts outstanding under this credit facility is equal to the bank's prime rate or other negotiated rates, which approximated 8.25% at August 31, 1996.

      The Company commenced the manufacturing and marketing of its MEDITROL automated medication management system during the early part of fiscal 1995. The Company is principally marketing MEDITROL under sales-type leases whereby revenues are recognized when the systems are installed and/or accepted by the customer and applicable lease accounting requirements are met. Reserves for credit losses and warranty obligations are maintained. The Company has entered into vendor finance agreements under which sales-type lease receivables for MEDITROL equipment originated by the Company are sold on a limited credit recourse pool basis to the finance companies, after meeting certain credit worthiness and related requirements. Under the agreements, there is no obligation for the finance companies to purchase the MEDITROL lease receivables nor must the Company offer the receivables for sale. There are no stated maximum amounts which can be purchased and the agreements can be unilaterally terminated, although the Company is not aware of any intent to do so. During the first nine months of fiscal 1996, the Company received cash of $5.5 million from the sale of lease receivables with immaterial gain or loss. These financing facilities are not available in other than non-cancelable sales-type lease transactions.

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

(a)  Exhibits:

      Exhibit 11.1 - Statement regarding computation of per share earnings.. 14

(b)  Reports on Form 8-K:

      None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OWEN HEALTHCARE, INC.

                                          By:/s/ CARL E. ISGREN
                                          Carl E. Isgren, President
                                           (Chief Executive Officer)

                                          Date:  October 11, 1996

                                          By: /s/ STANLEY H. FLORANCE
                                          Stanley H. Florance,
                                          Senior Vice President
                                           (Chief Financial Officer)

                                          Date:  October 11, 1996