Form 10-K405
period 1996-11-30
OWEN HEALTHCARE INC
filed 1997-02-11
CIK 919242

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended NOVEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 0-26416

                              OWEN HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)


                                      TEXAS
                          (State or other jurisdiction
                        of incorporation or organization)

                                   75-1329577
                                (I.R.S. Employer
                             Identification Number)

                         9800 CENTRE PARKWAY, SUITE 1100
                            HOUSTON, TEXAS 77036-8279
                    (Address of principal executive offices)

        Registrant's telephone number, including area code(713) 777-8173

        Securities registered pursuant to section 12(b) of the Act: NONE

     Securities registered pursuant to section 12(g) of the Act: Common Stock,
                                No Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 4, 1997, as reported by the New York Stock Exchange ("NYSE"), was $372,586,788. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 4, 1997, 17,146,084 shares of the registrant's Common Stock were outstanding.

     Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed within 120 days, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------

                                   I N D E X

                                                                           PAGE
                                    PART I

Item   1.         Business...................................................3

Item   2.         Properties.................................................9

Item   3.         Liability and Insurance; Legal Proceedings.................9

Item   4.         Submission of Matters to a Vote of Security Holders........9

Item (Unnumbered).  Executive Officers of the Registrant .................. 10


                                    PART II

Item   5.         Market for Registrant's Common Stock and Related
                  Stockholder Matters.......................................12

Item   6.         Selected Financial Data...................................13

Item   7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................14

Item   8.         Financial Statements and Supplementary Data...............18

Item   9.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................35

                                   PART III

Item 10.          Directors and Executive Officers of the Registrant........36

Item 11.          Executive Compensation....................................36

Item 12.          Security Ownership of Certain  Beneficial Owners and
                  Management................................................36

Item 13.          Certain Relationships and Related Transactions............36

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K..................................................37

                                    PART I

ITEM 1.  BUSINESS

  GENERAL

      Owen Healthcare, Inc. ("Owen" or the "Company") is the nation's leading provider of fully integrated pharmacy management and information services in the hospital marketplace, with more than 320 hospital pharmacies under management in 43 states at the end of fiscal 1996. Owen typically manages all aspects of its hospital clients' pharmacy operations, including staffing, purchasing, inventory control, medication dispensing, patient charge capture, administration, quality control and information technology. Through its subsidiary, Meditrol Automation Systems, Inc., Owen also manufactures, sells and supports its MediTROL(R) system, which is comprised of one or more computer-controlled, automated dispensing cabinets capable of being linked to the hospital's central information system. A MediTROL unit located in patient care units, under pharmacy control, allows authorized nursing personnel rapid access to medications, enhances the accuracy of dispensing and patient charging, reduces drug waste and diversion and eliminates many time-consuming drug distribution and record keeping functions. Approximately 690 MediTROL units are currently operating in 86 hospitals. In addition to its pharmacy management operations and MediTROL automated medication management, Owen manages 26 healthcare materials operations under outsourcing agreements and offers a hospital supply classification system and price database on a subscription basis. Owen also offers management services for retail pharmacies, primarily located on hospital campuses, home infusion pharmaceutical and certain related services and clinical pharmacy consulting services to managed care organizations. Hospital pharmacy management accounted for approximately 88% of Owen's revenues in fiscal 1996.

      For financial information about segments, see Note 10 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.

      The Company believes the key to its success has been the quality of its pharmacy management operations in combination with the following programs:

      COST CONTAINMENT. At the center of Owen's cost containment efforts is its proprietary Econotherapeutics(R) program, developed by the Company based on over 26 years of experience in managing hospital pharmacies. Econotherapeutics tailors cost-effective drug therapy to specific patient and hospital profiles. Econotherapeutics focuses on providing physicians in Owen's client hospitals with the information they need to make efficacious and safe drug therapy decisions that also take into consideration the cost of alternative therapies.

      HEALTHCARE INFORMATION TECHNOLOGY. Owen's proprietary pharmacy management and information system, Omega-Rx(TM), gives pharmacists access to data regarding drug interactions and contraindications, provides patient medication profiles, captures patient charges, manages drug purchasing and tracks physician prescribing patterns.

  PROPOSED BUSINESS COMBINATION

      On November 27, 1996, Owen executed an Agreement and Plan of Merger (the "Merger Agreement") with Cardinal Health, Inc. ("Cardinal") providing for the merger of a wholly-owned subsidiary of Cardinal with and into the Company. As a result of the proposed merger, the Company will become a wholly-owned subsidiary of Cardinal. Owen shareholders will be entitled to receive a fraction of a share of Cardinal Common Stock of each outstanding share of Owen Common Stock held by them (with cash in lieu of fractional shares) calculated by dividing $27.25 by the average of the closing share price of Cardinal Common Stock on the New York Stock Exchange during the last ten trading days ending on the sixth trading day prior to the special meeting of Owen's shareholders called to approve the merger, provided that, except in limited circumstances specified in the Merger Agreement, the exchange ratio will be no more than 0.4974 and no less than
0.4500. The merger, which is expected to be completed in early 1997, is subject to among other conditions, the applicable waiting period as prescribed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the registration of shares to be issued in the merger, and approval by the stockholders of the Company. This transaction is anticipated to be accounted for as a pooling-of-interests for financial reporting purposes and treated for tax purposes as a tax-free exchange.

  INDUSTRY OVERVIEW

      Hospitals are under increasing pressure from a variety of sources to contain the rising costs of providing healthcare services, including the cost of drug therapy. These cost containment pressures arise in part from the implementation by Medicare and Medicaid programs of diagnosis-related group payment systems under which hospitals are reimbursed for treatment of patients on the basis of fees predetermined by federal or state regulators for a particular illness without regard to the actual costs or charges related to treating the patient. In addition, the dramatic growth of managed care organizations, which typically pay hospitals on the basis of predetermined fees based on the illness without regard to actual charges, a flat fee per patient day or a discounted percentage of the actual patient charges, has resulted in greater cost sensitivity by hospitals. At the same time, the number of charge-based patients covered by traditional insurance has been declining. Furthermore, during the past decade, cost containment pressures on hospitals, physicians and other healthcare providers have led to the increased use of outpatient services, a reduction in hospital admissions and earlier patient discharges, all of which have negatively affected hospital revenues, forcing hospital administrators to focus on cost containment.

      The rising costs of drug therapy have been one of several significant factors working against the ability of hospital administrators to control costs. One component of drug therapy cost increases has been the introduction in recent years of several new higher-priced drugs, which often have therapeutic value similar to the generation of drugs they replaced. Drug manufacturers have heavily marketed these newer drugs to physicians, which has resulted in decreased use of older and less expensive off-patent drugs that have generic equivalents. Many manufacturers have also introduced new bio-engineered drugs that provide unique therapeutic results but at very high prices (sometimes hundreds of dollars per dose). Owen believes that as a result of these factors, drug costs will continue to rise, both in absolute terms and as a percentage of total hospital costs.

      In order to enhance cost containment efforts and focus on core services, hospitals are increasingly turning to outsourcing various hospital functions. By contracting with a full service pharmacy management firm, the hospital eliminates difficulties in recruiting and retaining skilled hospital pharmacists and in developing interaction between pharmacists and physicians and nurses, which is essential to improving the quality and containing the cost of drug therapy. The hospital also obtains access to the information technology expertise and purchasing power of a firm focused on pharmacy services management.

  PHARMACY MANAGEMENT SERVICES

      The Company provides fully-integrated pharmacy management and information services to more than 320 hospitals in 43 states. The Company's pharmacy management services include all aspects of hospital pharmacy operations, including staffing, purchasing, inventory control, medication dispensing, capturing patient charges, administration, quality control and information technology. Owen's pharmacy management operations are designed to improve the service and quality of pharmacy operations at its client hospitals. With its over 26 years of experience in hospital pharmacy management, Owen has developed standardized operational procedures and computer technology that give its professional pharmacists the necessary tools to manage pharmacy operations efficiently. These systems can reduce the delivery time for first doses and emergency medication to the patient care areas, which Company surveys indicate is a common concern of nursing personnel. Owen's pharmacists are also trained to work to improve communications with nursing personnel and physicians.

      COST CONTAINMENT. The Company's operating strategy is to employ its proprietary program, Econotherapeutics, to create hospital-specific data bases designed to determine for each patient the most efficacious, safe and cost-effective drug therapy. The Company uses this information to actively promote cost-effective drug therapy to prescribing physicians to enhance the likelihood that such therapy will be prescribed.

      Econotherapeutics is a proprietary medical information program that provides physicians with the necessary information regarding drug therapy alternatives, based on hospital-specific data, to practice cost-effective medicine. The program contains information regarding drug interactions and contraindications, hospital-specific information regarding matters such as outcomes and resistance, patient-specific information regarding medical history and illness, and pricing information with respect to therapeutically equivalent indicated drug regimens. Econotherapeutics includes formulary programs under which Owen pharmacists assist the medical staffs of client hospitals in designating the use of particular drugs from among therapeutic alternatives (including generic substitution), the use of more cost-effective delivery systems and dose forms, and generally encouraging the pharmacist to participate more actively in the care planning process.

      Owen produces, copyrights and distributes its Drug Resource Action Manuals ("DRAMs") to its pharmacist constituency. DRAMs provide information on certain drugs or drug classifications, present drug therapy information to be used by the Owen pharmacists in development of the best practice drug therapy and provide presentation materials to be used by the Owen pharmacist in communicating with physicians. These manuals provide an overview of the subject drug, address major issues, along with "how to" guidelines for identifying prescribing trends and providing answers to commonly asked questions concerning the drug and its use.

      Owen coordinates the research and educational support essential to the Econotherapeutics program through a group of seven clinical pharmacists at its home and regional offices. In addition, Econotherapeutics is implemented by over 100 clinical pharmacists located throughout Owen's pharmacy managed hospitals, most of whom have advanced pharmacy degrees, and who assist in the training and continuing education of Owen's pharmacists and in the analysis of hospital-specific data on alternative drug therapies. Owen also provides an information support line that responds to inquiries from pharmacists and physicians in Owen's client hospitals.

      HEALTHCARE INFORMATION TECHNOLOGY. Owen has developed a proprietary software program, Omega-Rx, which it employs as a pharmacy and information management system. Omega-Rx interfaces with the hospital's information system to obtain patient admitting, discharge and transfer information and to download patient charge information. Omega-Rx also improves the pharmacist's control over the review of prescriptions for safety and the dispensing of patient doses by giving pharmacists access to data regarding drug interactions and contraindications, providing patient medication profiles and providing updated information on allergies and a kinetics package which the pharmacist can use to calculate accurate dosages for drugs that have a high potential for toxicity and therefore cannot be given in standard doses. Omega-Rx also captures drug utilization, manages drug purchasing and gives Owen pharmacists access to data on the most frequently prescribed drugs in their hospitals as well as the prescribing habits of each physician. This information allows the hospital and the pharmacist to track the effectiveness of Econotherapeutics in changing prescribing patterns and is used in performing drug utilization studies. Owen's information systems also provide timely price changes to its hospital pharmacies automatically. In addition to utilizing Omega-Rx to manage many of its hospital pharmacies under contract, as of November 30, 1996, the Company had 32 commercial contracts for the use of Omega-Rx outside of its full service pharmacy management contracts.

      The Company's proprietary data retrieval and storage system, called CONCERT which is in development, permits the Company to centralize data on drug usage and prescribing patterns from hospitals that use Omega-Rx. The Company believes the development of this coherent drug database will assist it in containing costs and generating additional revenues through the sale of new healthcare information-based products.

      CONTRACTS. The Company typically contracts to provide pharmacy management services with individual hospitals, although Owen has master contracts with certain multi-hospital chains. Pricing terms vary, and fees paid to the Company may be on the basis of a fixed charge per patient day, a fixed charge per patient discharge or other fixed price criteria. Certain of the Company's contracts provide for fees payable to the Company based on a per-unit charge for each drug dispensed, which may be subject to a maximum per-patient charge per day. In most cases, certain specified high-cost drugs are excluded from the otherwise applicable pricing formula and charged to the hospital on a per-unit basis, usually at a price based on Owen's cost. The pricing provisions of the Company's contracts often include financial incentives for reducing drug costs and financial penalties for exceeding certain drug cost targets. Under most of its contracts, Owen is responsible for the cost of the drugs dispensed.

      The Company's contracts typically have three-year terms. Between December 1, 1991 and November 30, 1996, Owen's pharmacy management contract annual renewal rate averaged over 91%. Most of the contracts permit the hospital to terminate the contract at will upon notice after a stated period, and many of the contracts permit the hospital or Owen to terminate the contract in the event that healthcare reform renders the contract economically disadvantageous to the terminating party. The contracts generally provide for the hospital and Owen to indemnify each other against certain liabilities.

      PURCHASING. Owen supports its hospital pharmacies with group drug purchasing and negotiates contracts with manufacturers utilizing its Econotherapeutics research. Owen solicits discounts on drugs that have been selected based on its commitment to favor the use of such drugs during the contract term and its volume of purchases. During fiscal 1996, Owen estimates that approximately 70% of its drugs and all of its intravenous solutions and apparatus purchases were covered by contracts with drug vendors. Since each individual pharmacy makes its own purchasing decisions, Owen's information systems are essential to insure that its pharmacists receive updated information as to which drugs are covered by national contracts and that each pharmacy actually pays only the negotiated contract price. Owen estimates that its pharmacy bid compliance in its managed pharmacies exceeded 97% during fiscal 1996. In May 1995, the Company entered into a five-year joint pharmaceuticals purchasing arrangement with Columbia/HCA Healthcare

Corporation wherein Owen manages and contract administration and compliance reporting for both organizations and jointly manages the manufacture's bid negotiations.

  AUTOMATED MEDICATION MANAGEMENT

      The Company's MediTROL system consists of one or more computer-controlled pharmaceutical dispensing units and a related information system capable of being linked to Omega-Rx and other hospital information systems. Owen believes that automation represents a significant opportunity to improve the quality, control and cost-effectiveness of the drug distribution system in hospitals. By combining its pharmacy management expertise with the MediTROL system, the Company believes it can enhance its ability to provide quality, cost-effective pharmacy management services. In addition to utilizing the benefits of the MediTROL system to expand its core business, the Company is marketing the MediTROL system as a separate product for hospitals that do not use Owen's pharmacy management services.

      Under traditional hospital dispensing systems, medication orders are sent to the hospital pharmacy, where they are filled, delivered to the patient's care area and placed with that patient's supply of medications in a drawer in a medication cart. The medication supply for each patient is replenished at regular intervals, and the contents of each drawer are checked against that patient's profile by a pharmacist. Unused medication is returned to the pharmacy where it is manually restocked. Additional security measures must be taken with respect to controlled substances, such as narcotics. Typically each dose is recorded manually as it is administered to the patient. Remaining inventory must be reconciled to controlled substance administration records upon each shift change, and a similar reconciliation must occur between the unit's nursing personnel and the pharmacy each time stock is replenished.

      Locating MediTROL units in the patient care areas under the control of a pharmacist offers many potential advantages over traditional dispensing systems, including providing more rapid access to medications and enhancing the accuracy of dispensing and patient charging. MediTROL is designed to be located in each nursing unit as well as in emergency rooms, operating suites and intensive care units. Owen believes that providing near-instant access to the majority of medications used in the patient care area, eliminating the end-of-shift narcotics count and producing an automated medication administration record can produce significant time savings for nursing personnel. The MediTROL system provides an audit trail for each item dispensed as well as for floor stock medications and controlled substances. In addition, automation can substantially reduce drug waste and diversion and eliminate many time consuming record-keeping functions. The system requires pharmacist approval of all prescriptions by computer link to the dispensing machine, which ensures that all prescriptions are reviewed for safety, appropriateness and possible interactions. Unlike competing products that give hospital personnel access to compartments or drawers filled with multiple doses, the MediTROL system will dispense only the medication prescribed for the patient utilizing unit dose form. Owen believes that the ability to offer the benefits of automation with its pharmacy management services will enable it to increase its penetration in the hospital pharmacy products and services market.

      The MediTROL product line currently consists of a model that is capable of dispensing up to a total of 5,020 doses comprised of as many as 160 different drugs, a model that can dispense as many as 2,510 doses comprised of up to 80 different drugs and a medical and surgical supply cabinet. Each of these products can operate on a stand-alone basis, although in most applications the full benefits offered by MediTROL products can be achieved only if all dispensing and supply units operate as a fully-integrated system controlled by a central computer interfaced with the hospital's information system.

      During fiscal 1996, Owen delivered 384 MediTROL units to 57 hospitals, of which 39 were existing Owen pharmacy management clients. Revenue from automated medication management represented 3.3% of the Company's total revenues during fiscal 1996.

  HEALTHCARE MATERIALS MANAGEMENT AND OTHER SERVICES

      HEALTHCARE MATERIALS SERVICES; HMS SUPPLYLINE(R). At November 30, 1996, the Company was providing healthcare materials management services to approximately 26 hospitals in 17 states. Materials departments manage the wide range of surgical and medical supplies used in a hospital. Owen typically operates a materials management department by providing management personnel and Owen's proprietary materials management software, while payments of vendor invoices and most staffing remain the responsibility of the hospital client. These contracts typically provide for a base fee to cover Owen's personnel and other costs and an incentive arrangement based upon Owen's performance in controlling costs. In some cases, however, Owen manages the entire materials management department in the same manner as its typical pharmacy management arrangements, hiring all department personnel and purchasing supplies for the hospital. In selected situations, Owen also provides, on a subscription basis, its proprietary materials management software and its HMS Supplyline products.

      One concern of hospital administrators with regard to medical and surgical supplies has been their inability to access reliable comparative pricing information from manufacturers. In 1993, in response to this concern, Owen introduced HMS Supplyline, a medical and surgical products database that enables clients to compare their pricing to that of all other subscribers purchasing the same brand item or cross-indexed equivalent. The system also provides for monthly and quarterly purchasing analysis and quantified cost savings opportunities. Each subscriber, as well as each Owen-managed materials management department, submits medical and surgical supply invoices for inclusion in the database. As the subscriber base grows, the database becomes more comprehensive and statistically significant. In the quarter ended November 30, 1996, the Company's HMS division signed an agreement to provide Supplyline services to all Columbia/HCA Healthcare Corporation hospitals.

      The Company has begun marketing cooperative arrangements with two or more hospitals under which it will provide a centralized materials management facility and will be responsible for all materials purchasing, warehousing, distribution and accounting for each hospital member on an aggregate basis. The Company believes that the combined purchasing volume and reduction of personnel will produce savings for member hospitals. The Company began operating its first such cooperative agreement with two hospitals in August 1995.

      Revenue from healthcare materials services and HMS Supplyline represented 4.4% of the Company's total revenues during fiscal 1996.

      OTHER SERVICES. In addition to its pharmacy management services, the Company provides home infusion pharmaceutical and certain related services and retail pharmacy management services. As of November 30, 1996, Owen was providing home infusion pharmaceutical and certain related services pursuant to agreements with 34 hospitals, and 5 managed care organizations. These services include provision of pharmaceuticals for a full range of intravenous therapies, including hyperalimentation, antibiotic treatment, pain management and chemotherapy. Owen applies certain elements of its Econotherapeutics program to its home infusion services. The Company also manages 18 retail pharmacies, primarily on client hospital campuses. As of November 30, 1996, the Company provided pharmacy services to over 75,000 inmates in 65 prisons pursuant to a contract with Correctional Medical Services, Inc.

  MARKETING AND CUSTOMERS

      The Company's primary market for pharmacy management and information services consists of approximately 3,600 hospitals in the United States with 100 or more licensed beds. In recent years, Owen has become increasingly selective in both obtaining and retaining hospital clients, electing not to continue contracts at hospitals where terms, growth prospects, payment history or other factors indicate that profitability standards would not be achieved. As a result, the average licensed bed capacity of Owen's client hospitals has increased in recent years. The following table depicts the growth in the average bed size per contract hospital as of the dates indicated:

                                                    NOVEMBER 30,
                                      ----------------------------------------
                                      1992     1993     1994     1995     1996
                                      ----     ----     ----     ----     ----
      Average Licensed Bed Capacity    121      126      131      140      158

      Owen markets pharmacy management services through a sales organization of 14 registered pharmacists. In addition, the Company's National Accounts group, which consists of four registered pharmacists and one clinical pharmacist, markets primarily to large investor-owned hospital chains, not-for-profit hospital chains, the federal government and other healthcare systems.

      The process leading toward a new management contract begins with a survey of the hospital's pharmacy, its drug utilization, historical cost and patient demographics. Owen analyzes this hospital-specific data to develop a proposal to determine the qualitative and quantitative impact that it can generate by managing the pharmacy. This impact is quantified in a proposal which is specific to the hospital's operations.

      Since December 1, 1990 Owen's pharmacies under management have grown from 211 to more than 320 as of November 30, 1996. Over the same time period, Owen's annual contract renewal rate has averaged in excess of 90%. While the initial term of Owen's pharmacy management contracts is typically three years, Owen's average pharmacy has been under management for 6.1 years as of November 30, 1996. The Company's largest client, Columbia/HCA Healthcare Corporation, provided 18.0% of the Company's revenues during fiscal 1996. The Company's five largest clients, all hospital groups, accounted for 30.7% of revenues in fiscal 1994, 39.9% in fiscal 1995 and 43.6% in fiscal 1996.

      Owen markets its MediTROL automated medication management system through a dedicated sales force of 17 sales professionals located in 3 regions of the United States. The primary focus of the sales force is on hospitals in the United States with 100 or more beds. The Company also markets MediTROL systems in Canada through a representative specializing in hospital pharmacy products. Owen's pharmacy management sales representatives are incorporating automated medication management as an option into pharmacy management proposals to potential clients. Owen's National Accounts group also assists in the marketing of the MediTROL system to such entities. Owen believes that the bundling of pharmacy management services with MediTROL technology will be increasingly demanded by its clients.

      In addition to the hospital market, Owen believes that potential demand exists for automated medication dispensing technology in other markets, such as alternate site healthcare providers, physician groups and clinics, managed care organizations and correctional institutions. As in hospitals, controlled access to the inventory and the resulting audit trail would reduce drug diversion, and the linkage between the medication dispensed and patient identification would reduce medication administration errors.

  COMPETITION

      Owen operates in a highly competitive environment. Owen believes that the principal competitive factors affecting its pharmacy management business are the service and quality of its managed pharmacies and their contribution to cost containment. Owen believes that its principal competition in the pharmacy management area is from hospitals providing their own pharmacy management services. In addition, Owen is aware of several firms competing on a national and regional level. The field of automated medication management is also highly competitive and includes at least six companies or subsidiaries or divisions of companies. Although the Company believes it is competitive within its markets, some of its competitors are substantially larger and have greater financial, marketing, and other resources than Owen.

  GOVERNMENT REGULATION

      The Company's operations are subject to substantial government regulation. In particular, Owen's pharmacy operations and its pharmacists are subject to regulation by state and federal authorities, including state boards of pharmacy and federal authorities with responsibility for monitoring the storage, handling and dispensing of narcotics and other controlled substances. Owen uses extensive training as well as standardized systems, procedures and periodic audits to assist its pharmacies and employees in adhering to applicable governmental regulations. Owen's quality control programs include periodic review of compliance with legal requirements. Owen believes that its pharmacy operations are in compliance with applicable state and federal requirements.


      The Company's contractual arrangements with pharmaceutical manufacturers and healthcare providers also subject it to Section 1128B(b) of the Social Security Act (commonly known as the Federal Illegal Remuneration Law), which prohibits financial arrangements between providers of healthcare services to government healthcare programs (including Medicare and Medicaid) beneficiaries and potential referral sources that are designed to induce patient referrals on the purchasing, leasing, ordering or arranging for any good, service or item paid for by such government programs. The Federal Illegal Remuneration Law contains both civil and criminal sanctions. The prohibitions contained in the statute have been broadly construed by federal cases and administrative agencies charged with enforcement of the statute and apply to any type of financial transaction between the providers of healthcare services to Medicare and Medicaid beneficiaries and referral sources. In addition to the Federal Illegal Remuneration Law, Section 1877 of the Social Security Act (commonly known as the Stark Law) imposes certain restrictions upon referring physicians and providers of certain designated health services, including outpatient prescription drugs, parenteral and enteral nutrients and home health service under the Medicare and Medicaid programs. Subject to certain exceptions, the Stark Law provides that if a physician (or a family member of a physician) has a financial relationship with an entity (i) the physician may not make a referral to the entity for the furnishing of designated health services reimbursable under the Medicare and Medicaid programs, and (ii) the entity may not bill for designated health services furnished pursuant to a prohibited referral. Entities and physicians committing an act in violation of the Stark Law are subject to civil monetary penalties and exclusion from Medicare and Medicaid programs. Owen believes that it currently has no contractual or financial relationship which would be considered to be in violation of the Federal Illegal Remuneration Law or the Stark Law.

  INTELLECTUAL PROPERTY

      Owen seeks to protect its proprietary systems, trade secrets and technology through a combination of patents and copyrights. In addition, the MediTROL automated medication management system is the subject of a patent that relates to certain aspects of centralized computer control by a pharmacist of remote automated dispensing units. The MediTROL patent was issued in 1989 and will expire in 2006.

  EMPLOYEES

      As of November 30, 1996, the Company had approximately 3,000 employees, including approximately 680 part-time employees. The Company's employees are not a party to any collective bargaining agreement. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

      Owen leases its home office in Houston, Texas and MediTROL's 53,000 square foot manufacturing facility and office in Sugar Land, Texas. The Company also leases regional offices in Atlanta, Georgia; St. Louis, Missouri; Newport Beach, California; Covington, Louisiana; Ft. Lauderdale, Florida; and Abilene, Texas. Most of Owen's operations are conducted on-site in facilities provided by hospital clients.

      In November, 1995, the Company entered into a leasing agreement for a tract of land and construction of a new office building. The Company intends to relocate its home office to this site no later than the expiration of its existing lease in 1999. Total estimated cost of the project is currently estimated at $32,000,000. Upon project completion, the Company's annual minimum lease payments could approximate $3,000,000.

ITEM 3.  LIABILITY AND INSURANCE; LEGAL PROCEEDINGS

      Owen's pharmacy management operations involve the dispensing of millions of doses of medications each year. While Owen has extensive systems and procedures in place to prevent prescribing and dispensing errors, its operations entail risks of error and liability claims. In addition, the Company's automated medication management systems may expose the Company to product liability claims. Owen maintains liability insurance to cover such risks at levels of coverage and deductibles that it believes is adequate. Owen is a party to various legal proceedings in the normal course of business and does not believe that the outcome of any of such proceedings will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth fiscal quarter ended November 30, 1996.

ITEM (UNNUMBERED).  EXECUTIVE OFFICERS OF THE REGISTRANT

      (Provided pursuant to General Instruction G.)

      As of January 30, 1997, the current executive officers of Owen are as follows:

   NAME               AGE               POSITION
   ----               ---               --------
Dian G. Owen          56   Chairman of the Board, Director
Carl E. Isgren        58   President and Chief Executive Officer; Director
Harlan C. Stai        50   Executive Vice President and Chief Operating
                             Officer, Pharmacy Division; Director
Stephen A. Drury      59   Executive Vice President and Secretary; Director
Stanley H. Florance   57   Senior Vice President, Finance and Chief Financial
                             Officer
Donald M. Jones       50   Senior Vice President, Director
Edward D. Zost, Sr.   51   Senior Vice President, Pharmacy Operations
Robert J. Rasmussen   49   Senior Vice President, Hospital Pharmacy Marketing
David E. Loebig       46   Senior Vice President and Chief Information Officer
M. Andy Marlatt       47   Senior Vice President, Assistant Secretary and
                             Chief Communications Officer
Dennis S. Stepanik    52   Senior Vice President, Chief Human Resources Officer
Bobby G. Parker       44   Senior Vice President, Healthcare Materials Services

      Each officer of the Company is elected by the Board of Directors and holds office until his successor is duly elected and qualified or until his or her earlier death, resignation or removal.

      Ms. Owen founded the Company with her husband in 1969 and has served as Chairman of the Board of the Company since 1976, following her husband's death. Ms. Owen is a member of the Board of Directors of the First National Bank of Abilene, First Financial Bankshares, Inc. and West Texas Utilities Company.

      Mr. Isgren has served as President and Chief Executive Officer and a director of the Company since 1976. Mr. Isgren is a founding director and past chairman of Houston's Drug-Free Business Initiative. Mr. Isgren serves on the Board of Directors of the Federation of American Health Systems. Mr. Isgren received his B.A. in Accounting/Economics from Rice University and is a Certified Public Accountant.

      Mr. Stai joined the Company in 1972 and has served as Executive Vice President since 1975, as Chief Operating Officer, Hospital Pharmacy Services since 1994 and has been a director since 1976. Mr. Stai is a member of the Federation of American Health Systems and the American Management Association and serves on the Board of Directors of the Houston Grand Opera. He received his B.S. in Pharmacy from South Dakota State University and currently serves on the South Dakota State University College of Pharmacy Development Committee.

      Mr. Drury has served as Executive Vice President and Secretary of the Company since he joined the Company in 1992, and has been a director since 1983. Prior to joining Owen, he served as Senior Vice President and Chief Financial Officer of Integrated Health Services, Inc. in Baltimore from 1989 to 1992, and Senior Vice President of Thomson McKinnon Securities, Inc. and Managing Director of its Health Care Capital Markets Group from 1985 to 1989. Mr. Drury received his B.S. in Economics from Bradley University and his M.S. in Hospital and Health Care Administration from the University of Iowa.

      Mr. Florance joined the Company in 1983 as Controller and Treasurer and has served as Senior Vice President, Finance and Chief Financial Officer since 1989. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the Financial Executives Institute, the American Management Association and the ESOP Association. Mr. Florance also serves on the Board of Directors of The Living Bank. He received his B.A. in Business Administration from the University of Houston.

      Mr. Jones joined the Company in 1972, has served as Senior Vice President of the Company since 1987 and has been a director since 1976. He is a member of the American Society of Hospital Pharmacists, the Academy of Managed Care Pharmacy, the Texas Pharmaceutical Association, the American Society of Consultant Pharmacists and the American Pharmaceutical Association. Mr. Jones received his B.S. in Pharmacy from the University of Houston.

      Mr. Zost joined the Company in 1976 as Director of Pharmacy at Park Plaza Hospital in Houston. He later served as a District Manager and Regional Manager. Mr. Zost has served as Senior Vice President, Pharmacy Operations since 1989. Mr. Zost is past president of the Texas Society of Hospital Pharmacists, past president of the Texas Society of Hospital Pharmacists Research and Education Foundation, past delegate to the American Society of Hospital Pharmacists House of Delegates, a member of the Texas Society of Hospital Pharmacists and the American Society of Hospital Pharmacists. Mr. Zost received his M.S. in Hospital Pharmacy from the University of Texas.

      Mr. Rasmussen joined the Company in 1973 as Director of Pharmacy, West Paces Ferry Hospital in Atlanta. Subsequently he served as Regional Manager, Marketing Representative, and has served as Senior Vice President, Hospital Pharmacy Marketing since 1981. Mr. Rasmussen is a member of the American Society of Hospital Pharmacists and a member of the American Management Association. He received his B.S. in Pharmacy from the University of Wisconsin.

      Mr. Loebig joined the Company in 1978 as a Director of Pharmacy and later served as Mid-West Regional Manager for Operations. He has served as Senior Vice President and Chief Information Officer since 1987. Mr. Loebig is a member of the American Management Association, the College of Healthcare Information Management Executives, the Health Care Information and Management Systems Society and the American Society of Hospital Pharmacists. Mr. Loebig received his B.S. in Pharmacy at the University of Iowa.

      Ms. Marlatt joined the Company in 1974 as Home Office Manager and Director of Administrative Services. She currently serves as Senior Vice President, Assistant Secretary and Chief Communications Officer. Ms. Marlatt is a member of the American Management Association and the ESOP Association. She received her B.S. in Education from Lamar University in Beaumont, Texas.

      Mr. Stepanik joined the Company in 1976 as Director of Training. He has served as Senior Vice President and Chief Human Resources Officer since 1989. Mr. Stepanik is a member of the American Management Association, the American Society of Hospital Pharmacists, the American Pharmaceutical Association, the Texas Society of Hospital Pharmacists, the American Society of Pharmacy Law and the Texas Employment Law Council. Mr. Stepanik serves on the Board of Directors of Pharmacy Automated Systems, Inc., Sdn. Bhd, a Malaysian corporation. Mr. Stepanik received his B.S. in Pharmacy from Duquesne University, Pittsburgh.

      Mr. Parker joined the Company in 1981 as Director of Pharmacy at Good Shepherd Medical Center in Longview, Texas. He has served as Senior Vice President, Healthcare Materials Services since 1990. Mr. Parker is a member of the Healthcare Financial Management Association and the American Society of Hospital Materials Management. Mr. Parker received his B.S. in Pharmacy from Northeast Louisiana University, Monroe, Louisiana.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock was initially listed in the National Quotation Bureau, Inc. OTC Bulletin Board on May 12, 1994. Effective August 2, 1995, the Company's stock commenced trading on NASDAQ under the symbol "OWEN." Effective May 24, 1996, the Company's stock commenced trading on the NYSE under the symbol "OWN."

      Set forth below are (i) the high and low bid prices for the Common Stock as reported in the OTC Bulletin Board from May 12, 1994 through August 1, 1995, as adjusted to reflect the five-for-two split of the Common Stock declared on June 12, 1995, (ii) the high and low bid prices for the Common Stock on the NASDAQ from August 2, 1995 through May 24, 1996 and (iii) the high and low closing sales prices on the NYSE Composite Tape since May 24, 1996. The quotations reflect interdealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                      HIGH          LOW
                                                      ----          ---
            FISCAL 1995
              Quarter Ended February 28, 1995       $  7.50      $  7.00
              Quarter Ended May 31, 1995               9.30         7.20
              Quarter Ended August 31, 1995           17.75         7.20
              Quarter Ended November 30, 1995         22.00        15.50

            FISCAL 1996
              Quarter Ended February 29, 1996       $ 27.63      $ 19.75
              Quarter Ended May 31, 1996              26.75        17.00
              Quarter Ended August 31, 1996           18.63        11.25
              Quarter Ended November 30, 1996         25.75        10.87

      As of December 12, 1996, there were approximately 2,685 holders of record of the Company's Common Stock.

      Owen has not paid any cash dividends on its Common Stock since August 1991 and does not currently intend to pay cash dividends in the foreseeable future. Owen currently intends to retain its earnings, if any, for the continued growth of its business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below for the five fiscal years ended November 30, 1996, should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in the Form 10-K.

                                                   YEAR ENDED NOVEMBER 30,
                                    ----------------------------------------------------
                                      1992       1993       1994(3)     1995      1996
                                      ----       ----       ----        ----      ----
                                         (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
  Revenues ......................   $256,605   $290,277   $320,409   $383,995   $449,331
  Net income ....................      2,583      4,803      5,191      8,110     10,907
  Earnings per share:
      Primary ...................   $   0.30   $   0.56   $   0.53   $   0.62   $   0.60
      Assuming full dilution (1).       0.27       0.48       0.46       0.56       0.60
BALANCE SHEET DATA:
(at end of each period)
  Total assets ..................   $ 70,040   $ 76,867   $106,415   $147,730   $169,168
  Working capital ...............     25,980     35,694     39,068     74,666     85,000
  Long-term debt ................     17,012     22,759     31,255          2       --
  ESOP Common Stock(2) ..........     15,575     16,986     21,046       --         --
  Stockholders' equity ..........      4,297      7,997     20,311    110,300    120,222

--------------------------
(1) Includes the dilutive effect of the shares of Common Stock issuable upon conversion of the Company's 9.53% convertible, subordinated notes due 2001. These notes were converted into the Company's Common Stock in August, 1995. See Note 4 to the Company's Consolidated Financial Statements.

(2) Represented the Company's obligations to repurchase shares of Common Stock owned by the Company's ESOP. Upon completion of the Company's offering of Common Stock in August, 1995, this obligation terminated and such amount was reclassified to stockholders' equity. See Note 7 to the Company's Consolidated Financial Statements.

(3) Effective April 29, 1994, the Company acquired MediTROL in a transaction accounted for as a purchase and the results of operations of MediTROL are included in the Company's Consolidated Financial Statements from the date of the acquisition. See Note 9 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

      For fiscal years 1994 through 1996, an average of approximately 88% of Owen's total revenue came from the management of hospital pharmacies. Owen's largest client, a group of hospitals managed by a single hospital management company, provided 13.8% and 18.0% of the Company's revenues during fiscal 1995 and fiscal 1996, respectively. The Company's five largest clients, all hospital groups, accounted for 30.7% of revenues in fiscal 1994, 39.9% in fiscal 1995 and 43.6% in fiscal 1996. The Company is the nation's largest hospital pharmacy management company and provides other information technology and automated pharmaceutical services.

      Owen provides its pharmacy services under contracts with a variety of compensation arrangements, many of which include price guarantees and other risk sharing arrangements. In addition, factors such as patient volumes, intensity of services, patient mix, drug price changes, physician prescribing patterns and changes in contract terms upon renewal affect the revenues and margins derived from Owen's individual hospital clients. Because of the difference in Owen's contracts among its hospital clients and the interaction of the factors affecting revenues, Owen is unable to quantify the amount of revenue increase attributable to any single factor. Although there has been, and continues to be, a trend towards reduced inpatient hospital days that has limited revenue growth at some locations and in some cases results in a decline in revenues from individual hospitals, the Company has historically offset this trend by adding new hospital contracts.

      Owen includes the costs of pharmaceuticals and supplies as well as direct compensation and other costs in cost of goods sold and other direct expenses. Owen has historically negotiated discounted purchasing arrangements from its major suppliers and sought to preserve margin by utilizing its systems to encourage purchasing compliance with these arrangements. Inflation in drug costs, introduction of new and sometimes expensive drugs, and changes in physician prescribing patterns can affect Owen's margin. Owen's margin can also be affected by the extent to which it can pass through these cost increases. Finally, margins from period to period are affected by the timing and volume of new hospital contracts. Locations are generally more profitable as they mature, particularly after Owen has been in a hospital pharmacy for at least one year.

      During fiscal 1996, Owen experienced a strong demand for its hospital pharmacy management services. Estimated annualized revenue attributable to new business was more than double the estimated annualized revenue for contracts signed in any previous full fiscal year. During fiscal 1996, the Company opened 68 new hospital pharmacies with an estimated annual revenue of approximately $148.6 million. Some of these openings involve large and complex operations and, as a result, are expected to have lower margins than Owen's historical average and may take longer to reach maturity.

      Certain circumstances negatively impacted the results of operations for fiscal 1996. First, the unprecedented growth in the hospital pharmacy management business from new contracts required significant working capital, manpower and management time until the new pharmacy operations reach maturity. Second, the infrastructure build-up continues at MediTROL to support anticipated growth, yet, completed sales in fiscal 1996 were lower than expected. MediTROL contributed approximately $14.8 million, or 3.3% of revenues in fiscal 1996, principally from outright sales and non-cancelable sales-type lease transactions. Finally, the creation of system interfaces between MediTROL software and the hospital customer information systems is complex and has delayed sales recognition.

      The Company historically has been able to pass drug price increases through to clients but recent trends toward fixed price and risk sharing contracts have reduced its ability to do so. The Company expects this trend may continue and, to this extent, may negatively impact margins.

      The information in the preceding paragraphs contains forward-looking information based on current information and expectations of the Company that involve a number of uncertainties. Among the factors that could cause the actual results to differ materially are: the timing of the execution of new contracts, the costs, time and complexity involved in opening new pharmacies, changes in competitive factors or regulations, the timing of sales of MediTROL systems, the ability of the Company to hire and train efficiently and effectively sufficient personnel to handle its expanding business, and the Company's ability to control increases in costs associated with its increased business.

      The following discussion of the Company's results of operations and financial condition should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K. See "Business General-Proposed Business Combination."

  RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenues, certain statements of income items for Owen's last three fiscal years:

                                              YEAR ENDED NOVEMBER 30,
                                             ------------------------
                                             1994      1995      1996
                                             ----      ----      ----
Revenues ..............................     100.0%    100.0%    100.0%
Cost of goods and other direct expenses      85.9      84.8      85.1
Selling, general and administrative ...      10.8      11.0      10.7
Research and development ..............       0.1       0.1       0.3
Operating income ......................       3.2       4.1       3.9
Interest expense, investment and other
  income, net .........................      (0.4)     (0.5)      0.2
Income before income taxes ............       2.8       3.6       4.1
Net income ............................       1.6       2.1       2.4

  FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

      Revenues were $449.3 million for fiscal 1996 compared to $384.0 million for fiscal 1995, an increase of $65.3 million or 17%. Approximately $49.2 million of the increase was due to new pharmacy contracts beginning in fiscal 1996. MediTROL sales accounted for $2.3 million, or 3.5%, of the increase with the remainder due to pharmacy contracts commenced during fiscal 1995 and operated for a full fiscal year as well as revenue growth at continuing locations, which was partially offset by discontinued contracts.

      Cost of goods and other direct expenses increased $56.7 million, or 17.4%, in fiscal 1996 to $382.4 million from $325.7 million in fiscal 1995. New pharmacy contracts commenced during 1996 caused an increase of $46.7 million, or 82.4% of the increase. The remainder of the increase was attributable to the maturing of the pharmacy contracts commenced during fiscal 1995 plus MediTROL increases, offset partially by discontinued contracts.

      Selling, general and administrative expenses increased $5.7 million, or 13.5%, to $47.9 million in fiscal 1996 compared to $42.2 million in fiscal 1995. Approximately $5.1 million, or 89%, of the increase was due to adding resources related to the Company's automated medication management business. The remaining increase was the result of resources added to support the growth in the Company's pharmacy management and other product lines.

      Research and development expenses grew $1.1 million, or 275%, to $1.5 million in fiscal 1996 from $0.4 million in fiscal 1995. The expenditures represented development of products to support and complement the MediTROL system.

      Interest expense, other income and investment income, net, shifted from an expense of $1.8 million in 1995 to income of $0.9 million in fiscal 1996. The interest expense component decreased $2.9 million to $0.1 million in fiscal 1996 from $3.0 million in fiscal 1995. The Company had higher borrowing levels during fiscal 1995 until the public offering of shares of Common Stock, after which all of its debt was repaid. Investment income increased $0.1 million as a result of the investment of funds received from the public offering. Other income declined $0.4 million, primarily as a result of the Company's improved collection efforts, reducing late charges and interest income from receivables.

      MediTROL's pre-tax operating loss increased by $4.4 million from fiscal 1995 to fiscal 1996, as a result of lower than expected sales and increased infrastructure costs. As a result of the foregoing, net income for fiscal 1996 was $10.9 million, an increase of $2.8 million, or 34.6%, from $8.1 million in fiscal 1995.

  FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

      Revenues were $384.0 million for fiscal 1995 compared to $320.4 million for fiscal 1994, an increase of $63.6 million or 19.9%. Approximately $49.6 million of the increase was due to new pharmacy and new hospital materials services contracts beginning in fiscal 1995. MediTROL sales accounted for $11.8 million, or 18.6%, of the increase with the remainder due to pharmacy contracts commenced during fiscal 1994 and operated for a full fiscal year and revenue growth at continuing locations, which was partially offset by discontinued contracts.

      Cost of goods and other direct expenses increased $50.6 million, or 18.4%, in fiscal 1995 to $325.7 million from $275.1 million in fiscal 1994. MediTROL accounted for $4.5 million, or 8.9%, of the increase. New pharmacy contracts commenced during fiscal 1995 and the maturing of pharmacy contracts commenced during fiscal 1994 accounted for the remainder of the increase. As a percent of revenue, cost of goods and other direct expenses decreased from 85.9% to 84.8%, due principally to MediTROL sales and sales-type leases which have higher margins than contract management operations.

      Selling, general and administrative expenses increased $7.4 million, or 21.3%, to $42.2 million in fiscal 1995 compared to $34.8 million in fiscal 1994. Approximately $5.0 million, or 67.6%, of the increase was due to adding resources related to the Company's automated medication management business. The remaining $2.4 million of increase was the result of increased resources to support the growth in the Company's pharmacy management and other product lines.

      Research and development expenses grew $0.2 million, or 100%, to $0.4 million in fiscal 1995 from $0.2 million in fiscal 1994. The expenditures represented development of products to support and complement the MediTROL system.

      Interest expense, other income and investment income, net, increased $0.4 million, or 28.6%, to $1.8 million in fiscal 1995 from $1.4 million in fiscal 1994. The interest expense component increased $0.3 million, or 11.1%, to $3.0 million in fiscal 1995 from $2.7 million in fiscal 1994. The Company had higher borrowing levels during the first eight months of fiscal 1995 until the public offering of shares, after which all of its debt was repaid. Charges for repayment of long-term debt accounted for $0.4 million of the increase. Other income declined $0.3 million, primarily as a result of the Company's improved collection efforts, thus reducing late charges and interest income from receivables. The Company recognized interest income from investments of $0.3 million in fiscal 1995. There was no such income in fiscal 1994.

      MediTROL's pre-tax operating loss decreased by $2.1 million from fiscal 1994 to fiscal 1995, as a result of increased sales and sales-type lease activity. As a result of the foregoing, net income for fiscal 1995 was $8.1 million, an increase of $2.9 million, or 55.8%, from $5.2 million in fiscal 1994.

  LIQUIDITY AND CAPITAL RESOURCES

      Owen had cash and cash equivalents of $14.1 million at November 30, 1996, compared to $16.5 million at November 30, 1995. The decrease in cash and cash equivalents was the result of capital spending and expenditures related to the treasury stock repurchase program partially offset by increases in cash provided by operating activities. In addition to cash flow from operations, Owen has historically financed its working capital and other liquidity needs through bank and other institutional indebtedness. New pharmacy management contracts typically require funds to acquire inventory, place personnel and equipment in the client locations and to finance accounts receivable. The Company's automated medication management business has required significant expenditures to build a manufacturing, marketing and support infrastructure, reengineer the product and develop new products, enhance the information system, and develop necessary software. Owen has historically made significant investments in operating assets, with purchases of property and equipment aggregating $23.9 million in the three years ended November 30, 1996, of which $7.8 million was expended in fiscal 1996 related principally to information technology equipment for contract pharmacy management operations.

      On June 28, 1996, the Company announced the commencement of a stock repurchase program. Under the repurchase program, the Company could buy back in open market transactions, block trades or private transactions, up to 500,000 shares of the Company's common stock (approximately 3.0% of the outstanding shares) at market prices. Through November 30, 1996, the Company has repurchased 108,200 shares under this repurchase program. Consistent with the Merger Agreement with Cardinal, the Company's Board of Directors terminated the share repurchase program on November 27, 1996.

      As of November 30, 1996, the Company had working capital of $85.0 million compared with $74.7 million at November 30, 1995, and its ratio of current assets to current liabilities was 2.9 to 1 at November 30, 1996 compared to 3.3 to 1 at November 30, 1995. The decrease in the ratio of current assets to current liabilities was attributable principally to new pharmacy contracts begun in the last four months of fiscal 1996. Net accounts and notes receivable increased $10.9 million and days in accounts receivable increased to 47.8 days from 46.9 days at November 30, 1996, as compared to November 30, 1995, respectively. This increase was primarily attributable to growth in new business, all in the last four months of fiscal 1996. Inventories increased $15.2 million during fiscal year 1996. Approximately $2.1 million of the inventory increase for 1996 is attributable to growth in the MediTROL segment, while net growth in hospital pharmacy inventories accounted for the remainder.

      Outstanding long-term debt at November 30, 1996 was $1,000 compared to $3,000 at November 30, 1995. Effective August 21, 1995, the Company renegotiated its revolving line of credit with a commercial bank and at November 30, 1996, had $20.0 million of credit available. This line of credit has been extended through March 31, 1997. During fiscal 1996, the Company borrowed once under this line of credit and subsequently paid back the sums borrowed. There was no outstanding balance at November 30, 1996. The interest rate on amounts outstanding under this credit facility is equal to the bank's prime rate or other negotiated rates, which approximated 8.25% at November 30, 1996.

      The Company commenced the manufacturing and marketing of its MediTROL automated medication management system in fiscal 1995. The Company is principally marketing its MediTROL systems as outright sales or under sales-type leases whereby revenues are recognized when the systems are installed and/or accepted by the customer and applicable lease accounting requirements are met. Reserves for credit losses and warranty obligations are maintained. In fiscal 1995 the Company entered into two vendor finance agreements under which sales-type lease receivables for MediTROL equipment originated by the Company are sold on a limited credit recourse pool basis to the finance companies, subject to creditworthiness and related requirements. Under the agreements, there is no obligation for the finance companies to purchase the MediTROL lease receivables nor must the Company offer the receivables for sale. There are no stated maximum amounts which can be purchased and the agreements can be unilaterally terminated, although the Company is not aware of any intent to do so. During fiscal years 1995 and 1996, the Company received cash of $3.8 million and $6.1 million, respectively, from the sale of lease receivables with immaterial gain or loss. These financing facilities are not available in other than non-cancelable sales-type lease transactions.

      Owen expects to rely on a combination of internally generated funds and borrowings to support its capital requirements and other liquidity needs. Owen anticipates that capital expenditures will be approximately $13.0 million in fiscal 1997.

  RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which addresses accounting for stock options in addition to other stock-based compensation. The Company believes that, as permitted by the standard, it will not change its existing accounting for stock options. Additional disclosures, including pro forma effects on income of the difference between existing and the new accounting methods, will be required. The Company plans to adopt the disclosure provisions of the standard during fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE
Index to Financial Statements                                             ----

Financial Statements as of November 30, 1995 and 1996 and for the three years ended November 30, 1996

      Report of Independent Accountants.....................................19
      Consolidated Balance Sheets...........................................20
      Consolidated Statements of Income.....................................21
      Consolidated Statement of Stockholders' Equity........................22
      Consolidated Statements of Cash Flows..............................23-24
      Notes to Consolidated Financial Statements.........................25-34

Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts and Reserves..........39

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Owen Healthcare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Owen Healthcare, Inc. and its subsidiaries (the "Company") at November 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on those financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company entered into an agreement in November, 1996 to merge with a subsidiary of Cardinal Health, Inc.

PRICE WATERHOUSE LLP
Houston, Texas
January 30, 1997

                             OWEN HEALTHCARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     NOVEMBER 30,
                                                ----------------------
                                                   1995         1996
                                                ---------    ---------
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .................   $  16,479    $  14,128
  Accounts and notes receivable, net ........      48,046       58,104
  Inventories ...............................      35,428       50,616
  Other current assets ......................       7,408        6,967
                                                ---------    ---------
    Total current assets ....................     107,361      129,815
PROPERTY AND EQUIPMENT, NET .................      14,194       14,556
NOTES RECEIVABLE ............................       1,251          293
OTHER ASSETS ................................       2,451        3,133
PATENT ......................................       8,343        7,612
GOODWILL ....................................      14,130       13,759
                                                ---------    ---------
                                                $ 147,730    $ 169,168
                                                =========    =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..........................   $  12,303    $  22,802
  Accrued compensation and benefits .........      15,852       17,715
  Current maturities of long-term debt ......           1            1
  Accrued taxes .............................       1,152        2,040
  Other current liabilities .................       3,387        2,257
                                                ---------    ---------
    Total current liabilities ...............      32,695       44,815
LONG-TERM DEBT ..............................           2
DEFERRED INCOME TAXES .......................       3,799        4,055
OTHER LIABILITIES ...........................         934           76
                                                ---------    ---------
  Total liabilities                                37,430       48,946
                                                ---------    ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, none issued ...........        --           --
  Common stock, $.25 stated value, 40,000,000
    shares authorized, 18,845,748 issued
    1995 and 1996 ...........................       4,711        4,711
  Capital in excess of stated value .........      69,441       69,683
  Retained earnings .........................      42,244       53,151
  Treasury stock, at cost, 1,845,877
    and 1,776,654 shares ....................      (6,096)      (7,323)
                                                ---------    ---------
                                                  110,300      120,222
  Commitments and contingencies (Note 11) ...
                                                ---------    ---------
                                                $ 147,730    $ 169,168
                                                =========    =========

        The accompanying notes are an integral part of this statement.

                             OWEN HEALTHCARE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                              YEAR ENDED NOVEMBER 30,
                                        -----------------------------------
                                           1994        1995          1996
                                        ---------    ---------    ---------
REVENUES ............................   $ 320,409    $ 383,995    $ 449,331
                                        ---------    ---------    ---------
COSTS AND EXPENSES:
  Cost of goods sold and other direct     275,137      325,688      382,401
  Selling, general and administrative      34,849       42,227       47,868
  Research and development ..........         202          408        1,516
                                        ---------    ---------    ---------
                                          310,188      368,323      431,785
                                        ---------    ---------    ---------
OPERATING INCOME ....................      10,221       15,672       17,546

Interest expense ....................      (2,707)      (3,035)        (105)
Investment income ...................                      258          374
Other income ........................       1,320        1,003          645
                                        ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ..........       8,834       13,898       18,460
Provision for income taxes ..........       3,643        5,788        7,553
                                        ---------    ---------    ---------
NET INCOME ..........................   $   5,191    $   8,110    $  10,907
                                        =========    =========    =========
EARNINGS PER SHARE:
  Primary ...........................   $    0.53    $    0.62    $    0.60
                                        =========    =========    =========
  Assuming full dilution ............   $    0.46    $    0.56    $    0.60
                                        =========    =========    =========
WEIGHTED-AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:
  Primary ...........................       9,748       13,150       18,104
                                        =========    =========    =========
  Assuming full dilution ............      12,223       15,004       18,254
                                        =========    =========    =========

        The accompanying notes are an integral part of this statement.

                              OWEN HEALTHCARE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                     Common stock
                                        ------------------------------------------
                                                                    Capital in                            Adjust-
                                          Shares     $.25 stated  excess of stated  Retained  Treasury    ment for
                                        outstanding     value          value        earnings   stock        ESOP          Total
                                        -----------  -----------  ----------------  --------  ---------  ---------      ----------
Balance at November 30, 1993                8,012     $  2,500       $     64       $ 28,943  $ (5,774)  $ (17,736)     $    7,997
  Acquisition of Meditrol, Inc......        1,866          467         10,732                                               11,199
  Purchase of shares for treasury...          (75)                                                (564)                       (564)
  Stock bonus plan issuances........            2                          10                        8                          18
  Exercise of options...............           12                          (7)                      37                          30
  ESOP adjustment...................                                                                        (3,560)         (3,560)
  Net income........................                                                   5,191                                 5,191
                                        ---------    ----------      ---------      --------  --------   ---------      -----------
Balance at November 30, 1994........        9,817        2,967         10,799         34,134    (6,293)    (21,296)         20,311
  Purchase of shares for treasury .           (90)                                                (725)                       (725)
  Stock grant.......................            5                          31                       16                          47
  Exercise of options...............          289                         (86)                     906                         820
  Public stock offering, net........        4,598        1,149         49,505                                               50,654
  Conversion of subordinated
    debt, net.......................        2,381          595          9,192                                                9,787
  ESOP adjustment...................                                                                        21,296          21,296
  Net income........................                                                   8,110                                 8,110
                                        ---------    ----------      ---------      --------  --------   ---------      ----------
Balance at November 30, 1995               17,000        4,711         69,441         42,244    (6,096)                    110,300
  Purchase of shares for treasury .          (114)                                              (1,423)                     (1,423)
  Stock grant.......................            2                          16                        8                          24
  Exercise of options...............          206                          51                      724                         775
  Transfer of shares held in
    escrow to treasury..............          (25)                                                (536)                       (536)
  Tax benefit from exercise of
    stock options...................                                      175                                                  175
  Net income........................                                                  10,907                                10,907
                                        ---------    ----------      ---------      --------  --------   ---------      ----------
Balance at November 30, 1996........       17,069    $   4,711       $ 69,683       $ 53,151  $ (7,323)  $              $  120,222
                                        =========    ==========      =========      ========  ========   =========      ==========

        The accompanying notes are an integral part of this statement.

                             OWEN HEALTHCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                             YEAR ENDED NOVEMBER 30,
                                        ---------------------------------
                                           1994        1995       1996
                                        ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers .......  $ 317,595   $ 368,483   $ 438,586
  Cash paid to suppliers and employees   (304,290)   (369,120)   (427,376)
  Interest received ..................        917       1,261         593
  Interest paid ......................     (2,743)     (3,082)       (105)
  Income taxes paid ..................     (4,570)     (5,238)     (5,797)
                                        ---------   ---------   ---------
    Net cash provided (used) by
      operating activities ...........      6,909      (7,696)      5,901
                                        ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment      (5,723)    (10,291)     (7,843)
  Proceeds from sale of property
    and equipment ....................        673         237         241
  Acquisition of Meditrol, Inc. ......       (287)
                                        ---------   ---------   ---------
    Net cash used in investing
      activities .....................     (5,337)    (10,054)     (7,602)
                                        ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loan ............         76
  Public stock offering, net .........                 50,654
  Repayment of long-term debt ........     (1,969)    (22,505)         (2)
  Purchase of treasury stock .........       (564)       (701)     (1,308)
  Exercise of stock options ..........         30         710         660
  Stock bonus plan issuances .........         18
                                        ---------   ---------   ---------
    Net cash provided (used) by
      financing activities ...........     (2,409)     28,158        (650)
                                        ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...............       (837)     10,408      (2,351)

CASH AND CASH EQUIVALENTS:
  Beginning of year ..................      6,908       6,071      16,479
                                        ---------   ---------   ---------
  End of year ........................  $   6,071   $  16,479   $  14,128
                                        =========   =========   =========

        The accompanying notes are an integral part of this statement.

                              OWEN HEALTHCARE, INC.

                                 (in thousands)

                                             Year ended November 30,
                                          ------------------------------
                                            1994       1995       1996
                                          --------   --------   --------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income .........................  $  5,191   $  8,110   $ 10,907
    Depreciation and amortization ......     5,113      7,013      9,104
    Provision for doubtful accounts
      and notes ........................     1,474      1,260        496
    Deferred income taxes ..............    (1,114)       972        565
    Gain on disposition of assets ......      (421)       (81)      (138)
    Stock grant ........................                   47         24
    Changes in assets and liabilities,
    net of the effect of business
    acquisition:
      Accounts and notes receivable ....    (2,860)   (15,512)    (9,596)
      Inventories ......................    (2,872)   (11,535)   (15,188)
      Other assets .....................    (1,005)    (1,889)    (1,841)
      Accounts payable .................     2,550     (1,605)    10,499
      Accrued compensation and benefits        759      4,826      1,863
      Other liabilities ................        94        698       (794)
                                          --------   --------   --------
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:                               $  6,909   $ (7,696)  $  5,901
                                          ========   ========   ========
NONCASH INVESTING AND FINANCING
ACTIVITIES:
  ESOP debt principal amortization .....  $    500   $    250
                                          ========   ========
  Exchange of shares to exercise options             $    110   $    115
                                                     ========   ========
  Conversion of subordinated debt ......             $ 10,000
                                                     ========
  Transfer of shares held  in escrow to
  treasury .............................                        $    536
                                                                ========
  Value of common stock issued in
    MediTROL acquisition ...............  $ 11,199
                                          ========

                             OWEN HEALTHCARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      Owen Healthcare, Inc. (the "Company") was incorporated in Texas on July 15, 1970, and is engaged primarily in providing pharmacy management, materials management and related operations on a contractual basis for acute care hospitals nationwide. The Company also manufactures automated medication management systems (MediTROL Systems) for sale or lease to healthcare providers and for use in its pharmacy management operations.

PROPOSED BUSINESS COMBINATION

      In November, 1996, the Company entered into a Merger Agreement with Cardinal Health, Inc. If completed, the merger is expected to be finalized in the second quarter of 1997. Completion of the transaction is subject to, among other conditions, the applicable waiting period as prescribed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the registration of shares to be issued in the merger, and approval by the stockholders of the Company.

      Under the terms of the Agreement, the Company's stockholders will receive shares of Cardinal common stock based on a minimum fair value of $27.25 per Owen share. In no event will the Owen stockholders receive greater than 0.4974 nor less than 0.4500 Cardinal shares for each Owen share. The ratio will be determined based upon a specified number of days trading before the stockholders of Owen are expected to vote on the merger. However, if the Cardinal share value falls below $46.133 per share, the management of Owen may consummate, renegotiate or terminate the Merger Agreement. In the event of consummation, all fractional shares will be settled for in cash.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

REVENUE RECOGNITION

      Revenues under management contracts are recognized as the related services are rendered. Under certain contracts, fees for management services are guaranteed by the Company not to exceed stipulated amounts or have other risk sharing provisions. Revenues include the estimated effects of such contractual guarantees and risk sharing provisions.

      Revenues are recognized from sales-type leases of the MediTROL systems when the lease becomes noncancelable and the Company's remaining installation obligations are insignificant. Unearned income on sales-type leases is recognized using the interest method. Outright sales are recognized upon delivery and when remaining installation obligations are insignificant. Warranty, training and related obligations are estimated and accrued at the time of sale. Revenues from rentals, operating leases and service contracts are recognized over their contractual terms.

      A provision for doubtful accounts is made for revenues estimated to be uncollectible.

CASH EQUIVALENTS AND INVESTMENTS

      For purposes of the statements of cash flows, the Company considers all highly liquid investment securities, if any, purchased with a maturity of three months or less to be cash equivalents. Cash equivalents of $13,004,000 and $9,986,000 at November, 1995 and 1996, respectively, were invested in a U.S. Government debt security money market fund and short-term commercial paper in corporations with strong credit ratings. The fair value of such investments approximated cost at November 30, 1995 and 1996.

      The Company has classified all investments in debt securities as available for use in current operations and has classified them as available-for-sale. Net-of-tax unrealized gains and losses on such securities are reported as a separate component of stockholder's equity. Investment earnings, realized gains and losses and permanent declines in value, if any, are included in income. The Company has to date invested only in highly liquid, short-term debt securities for which cost approximated fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Accounts and notes receivable, accounts payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

INVENTORIES

      Inventories consist of pharmaceuticals and hospital supplies held for resale and inventories related to manufactured MediTROL systems. At November 30, 1995 and 1996, MediTRol inventories, consisting principally of purchased subassemblies and finished goods, were $4,831,000 and $6,904,000, respectively. Inventories are valued at the lower of cost, as determined on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost. Costs of repairs and maintenance are charged to expense in the period incurred. Major improvements and betterments which extend the useful lives of the related assets are capitalized. Depreciation is provided utilizing the straight-line method over the economic useful lives of the related assets.

DEFERRED CHARGES AND OTHER ASSETS

      Certain identifiable incremental costs associated with obtaining or renewing management contracts are deferred and amortized over one year or the contract terms, normally one to three years. Such costs include primarily commissions and one-time expenditures associated with the opening of a new pharmacy. Costs incurred in conjunction with the issuance of indebtedness are deferred and amortized over the term of the related debt.

INTANGIBLE ASSETS

      The estimated fair value of the patent acquired in the acquisition of Meditrol, Inc. is amortized on a straight-line basis over the 13 year life of the patent. Goodwill is amortized on a straight-line basis over 40 years. The carrying values of the patent and goodwill are reviewed for impairment if facts and circumstances suggest that their carrying amounts may not be recoverable. At November 30, 1995 and 1996, the accumulated amortization on the patent was $1,157,000 and $1,888,000, respectively, and for goodwill was $572,000 and $943,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

      Costs incurred in research, development and engineering of the Company's automated medication management system and other projects are expensed as incurred.

INCOME TAXES

      Deferred income taxes are provided using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return.

EARNINGS PER SHARE

      Earnings per share data is based on the weighted average number of common shares and common share equivalents outstanding during the period. Primary earnings per share includes the effects of outstanding stock options whenever the effect is dilutive. Fully diluted earnings per share, for fiscal years 1994 and 1995, includes the effect of convertible subordinated notes whenever the effect is dilutive.

NOTE 2 - ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable are due primarily from hospital clients and consist of the following (in thousands):

                                                        NOVEMBER 30,
                                                 -------------------------
                                                     1995         1996
                                                 ------------ ------------
Trade:
  Accounts receivable...........................   $   48,537   $   59,235
  Notes receivable..............................        3,202        1,514
Other...........................................        2,252        2,660
                                                 ------------   ----------
                                                       53,991       63,409

Less - allowance for doubtful accounts and notes       (4,694)      (5,012)
                                                 ------------   ----------
                                                   $   49,297   $   58,397
                                                  ===========   ==========

      The Company has negotiated extended payment plans for its fees due from certain hospital clients which generally bear interest approximating the Company's incremental borrowing rate. Notes also arise from hospitals' purchase of inventory and fixtures and equipment upon contract terminations. The Company considers such notes and payment plans to arise in the ordinary course of its operations and are classified as such in the statements of cash flows.

      The credit risk in accounts and notes receivable can be affected by changes in reimbursement and other economic pressures impacting the acute care segment of the healthcare industry. The Company conducts ongoing collectibility reviews of its receivables and provides for estimated uncollectible accounts based on several factors, including the financial stability and payment history of individual hospitals clients. Where available, the Company secures its notes receivable with liens on client assets. Losses on notes receivable have not historically been significant. The carrying value of accounts and notes receivable approximate fair value due to their generally short-term nature, interest rates which approximate market rates and estimated allowance for uncollectible accounts.

      The Company's largest hospital company client provided 8.1% of revenues in 1994 and a different client provided 13.8% of revenues in 1995 and 18.0% in 1996. The Company's five largest clients provided 30.7% of revenues in 1994, 39.9% in 1995 and 43.6% in 1996.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands)

                                                         NOVEMBER 30,
                                     USEFUL LIVES  ------------------------
                                       (YEARS)         1995         1996
                                     ------------  -----------   ----------
Building............................      15       $       167   $
Information systems.................     3-5            21,102       27,146
Furniture and other equipment.......     5-7            14,103       15,536
Transportation equipment............     3-7               172          172
                                                   -----------   ----------
                                                        35,544       42,854
Less accumulated depreciation.......                   (21,350)     (28,298)
                                                   -----------   ----------
                                                   $    14,194   $   14,556
                                                   ===========   ==========

NOTE 4 - INDEBTEDNESS

CREDIT AGREEMENTS

      The Company's primary credit facility provides for a revolving credit commitment of $20,000,000 which matures on March 31, 1997. Borrowings are at interest rates based on the bank's prime or other negotiated rate and there is a commitment fee of 1/8 of 1% per annum on the unused portion payable quarterly. The maximum amount available under the revolving credit commitment was $20,000,000 at November 30, 1996, and the maximum amounts outstanding under the current and prior agreements were $9,100,000 in 1994, $19,850,000 in 1995 and $1,575,000 in 1996. The weighted-average interest rates on the revolving credit facility were 6.75% in 1994, 8.91% in 1995 and 8.25% in 1996.

      The Company has an additional bank line of credit for overdraft protection with a maximum available amount of $1,000,000 at November 30, 1996. The maximum amounts outstanding were $850,000 in 1995 and $0 in 1996. The Company's chairperson is a board member of the bank.

      In August 1995, the Company repaid outstanding indebtedness consisting of a $17,500,000 term note, $3,750,000 in senior notes payable and $13,575,000 under the revolving credit facility with the net proceeds of the Company's offering of common stock. In addition, the holders of $10,000,000 of convertible subordinated notes converted the notes into 2,380,952 shares of common stock.

RESTRICTIVE COVENANTS

      The Company's credit agreements contain covenants which limit, among other things, liens on assets, intercorporate investments, disposition of assets and certain changes in operations. Certain financial ratios or amounts are also required to be maintained, as defined in the agreements, including minimum tangible net worth and working capital.

NOTE 5 -  SALES-TYPE LEASING ARRANGEMENTS

      As lessor, the Company enters into five-year sales-type leases of its MediTROL systems which are secured by the underlying equipment. In 1995, the Company entered into two vendor finance agreements under which noncancellable sales-type lease receivables for MediTROL systems originated by the Company can be sold to the finance companies on a limited credit recourse pool basis. The agreements are for an unstated term and can be terminated upon notice with respect to future sales. The Company is not required to sell the lease receivables and those sold are subject to the finance companies' criteria, including creditworthiness and related requirements. To date, substantially all lease receivables have been sold shortly after origination. Realized gains or losses on the sale of the receivables have been insignificant.

      At November 30, 1995 and 1996, the Company's net investment in sales-type leases, consisting principally of residual values and leases subsequently sold to the finance companies shortly after year end, was approximately $2,700,000 and $1,914,000, respectively. During 1995 and 1996, the Company received proceeds of $3,841,000 and

$6,056,000, respectively, from the sales of lease receivables. The Company provides a reserve for estimated credit losses and no losses were identified during the fiscal years ended November 30, 1995 and 1996.

NOTE 6 - INCOME TAXES

      The components of the Company's provision for income taxes are as follows (in thousands):

                                                  NOVEMBER 30,
                                         ----------------------------
                                            1994       1995      1996
                                         -------    -------   -------
Current:
 Federal..............................   $ 3,912    $ 4,010   $ 5,556
 State...............................        845        806     1,432
Deferred:
 Federal..............................      (919)       819       537
 State................................      (195)       153        28
                                         -------    -------   -------
                                         $ 3,643    $ 5,788   $ 7,553
                                         =======    =======   =======

      The provision for income taxes varies from the expected amount which would be obtained by applying the statutory federal income tax rate to pretax accounting income due to the following (in thousands):

                                                       YEAR ENDED NOVEMBER 30,
                                          -----------------------------------------------------
                                                1994               1995              1996
                                          ---------------   ----------------   ----------------
                                            Amount    %      Amount      %     Amount       %
                                         -------     ----   -------     ----   -------     ----
Computed expected federal tax .........  $ 3,004     34.0   $ 4,864     35.0   $ 6,461     35.0
Benefit of graduated federal tax rate .                         (99)    (0.7)      (99)    (0.5)
State taxes, net of federal benefit ...      429      4.9       633      4.6       931      5.0
Nondeductible items ...................      223      2.5       469      3.4       195      1.0
Other, net ............................      (13)    (0.1)      (79)    (0.7)       65      0.4
                                         -------     ----   -------     ----   -------     ----
                                         $ 3,643     41.3   $ 5,788     41.6   $ 7,553     40.9
                                         =======     ====   =======     ====   =======     ====

      Deferred tax assets (liabilities) are comprised of the following (in thousands):
                                                         NOVEMBER 30,
                                                      -----------------
                                                        1995     1996
                                                      --------  -------
      Provision for doubtful accounts..............   $ 1,782   $ 1,905
      Accrued compensation and benefits............     2,215     2,685
      Other accruals not currently deductible......     1,391     1,265
      Inventory valuation..........................       337       708
                                                      -------   -------
           Gross deferred tax assets...............     5,725     6,563
                                                      -------   -------

      Patent.......................................    (3,245)   (2,893)
      Sales-type lease revenue recognition.........    (1,613)   (2,567)
      Accrued vendor rebates.......................      (399)     (560)
      Deferred commissions and opening costs.......                (584)
      Prepaids and other...........................      (479)     (536)
                                                      --------  -------
           Gross deferred tax liabilities..........    (5,736)   (7,140)
                                                      --------  -------
                                                      $   (11)  $  (577)
                                                      =======   =======

      Deferred income taxes are included in the accompanying balance sheet as follows (in thousands):

                                                         NOVEMBER 30,
                                                      -----------------
                                                          1995     1996
                                                      --------  -------
      Other current assets.........................   $  3,788  $ 3,478
      Deferred income taxes........................     (3,799)  (4,055)
                                                      --------  -------
                                                      $    (11) $  (577)
                                                      ========  =======

NOTE 7 - EMPLOYEE BENEFIT PLANS

      The Company has an Employee Stock Ownership Plan (ESOP) which, in July 1985, purchased 2,853,300 shares of Common Stock from the Company's stockholders with the proceeds of a $5,000,000 bank loan. The loan was secured by a guarantee of the Company and the unreleased shares of the Company's Common Stock held by the ESOP. The Company contributed to the ESOP those funds necessary to pay both principal and interest due on the ESOP debt. The last payment on the debt was made on May 31, 1995.

      Under certain circumstances until the Company's Common Stock was publicly traded, the ESOP was required to purchase vested stock from terminated plan participants. To the extent funds in the ESOP were not sufficient to purchase the shares, the Company was required to satisfy the purchase obligation. Accordingly, the estimated fair value of shares held by the ESOP less remaining ESOP debt was reflected outside of stockholders' equity as ESOP Common Stock with the offsetting Adjustment for ESOP included as a reduction of stockholders' equity. Upon completion of the public offering of Common Stock in August 1995, the obligation to purchase the shares terminated and the ESOP Common Stock amount was reclassified to stockholders' equity.

      The Company purchased 76,257 and 78,813 shares of Common Stock to satisfy the ESOP obligation and recorded additional contributions of $128,000 and $111,000 in 1994 and 1995, respectively. As of December 31, 1995, all remaining 143,000 unallocated and forfeited shares were allocated to participant accounts. As of January 2, 1996, contributions to the ESOP were suspended and all participants became fully vested.

      The Company recognized compensation cost for the ESOP debt service, additional contributions to satisfy ESOP obligations and plan operating expenses. All ESOP shares have been included in earnings per share calculations. At November 30, 1996, the ESOP held 2,619,953 shares of the Company's outstanding Common Stock.

      The Company also has a defined contribution 401(k) Savings Plan (Plan) covering substantially all employees with at least one year's service. Participants may contribute from two to ten percent of their eligible compensation. The Company's contributions to the Plan are discretionary. All participant contributions are 100% vested. As of January 1, 1995, the Plan began allowing for discretionary profit sharing contributions to the Plan by the Company. The Company's contributions made to the profit sharing portion of the Plan are subject to a seven-year vesting schedule.

      The components of the Company's contributions to its employee benefit plans are as follows (in thousands):

                                           NOVEMBER 30,
                                      ----------------------
                                       1994    1995    1996
                                      ------  ------  ------
ESOP debt principal reduction ......  $  500  $  250
Interest on ESOP debt ..............      33       7
Discretionary employer contributions     170     699  $2,014
Benefit plan expenses ..............     252     175      99
                                      ------  ------  ------
                                      $  955  $1,131  $2,113
                                      ======  ======  ======

NOTE 8 - STOCK OPTIONS

      The Company has a 1987 Stock Option Plan covering directors, officers and certain employees, a 1992 and 1996 Stock Option Plan covering key employees and a Non-Employee Directors' Option Plan covering members of the

Company's Board of Directors who are not employees. Employee option vesting and other terms are determined by a committee of the Board of Directors at date of grant for the 1987, 1992 and 1996 Plans. Option vesting under these Plans have generally been provided ratably over a five-year period. The Non-Employee Directors' Option Plan provides for the grant of 12,500 options to purchase Common Stock upon election to the Board of Directors and 6,250 additional options at the third anniversary date if the individual is still a Director, all with ratable vesting over three years. All options to purchase Common Stock under the plans have been granted at prices at least equal to fair market value at the date of grant. The exercise price of options granted, if any, to the Company's principal stockholder must be at 110% of fair value.

      There are 3,200,000 shares of Common Stock reserved under the plans. At November 30, 1996 there were 1,083,900 options to purchase shares of Common Stock available for grant and 1,104,733 options to purchase Common Stock were exercisable.

      The following table summarizes the stock option activity for the combined plans:

                                          OPTIONS          OPTION
                                        OUTSTANDING    PRICE PER SHARE
                                        -----------    ---------------
Balance at November 30, 1993...........  1,718,250     $ 1.60 - $ 6.16

Granted................................     45,750     $ 7.20 - $ 7.40
Exercised..............................    (12,850)    $ 1.60 - $ 5.60
Canceled...............................    (26,650)    $ 2.85 - $ 5.60
                                         ---------
Balance at November 30, 1994...........  1,724,500     $ 1.60 - $ 7.40

Granted................................    242,300     $ 7.70 - $16.50
Exercised..............................   (288,784)    $ 1.60 - $ 7.70
Canceled...............................   (107,550)    $ 1.76 - $ 7.70
                                         ---------
Balance at November 30, 1995...........  1,570,466     $ 1.60 - $16.50

Granted................................    249,500     $11.88 - $22.25
Exercised..............................   (206,053)    $ 1.60 - $ 7.70
Canceled...............................    (27,800)    $ 5.60 - $ 7.70
                                         ---------
Balance at November 30, 1996...........  1,586,113     $ 1.60 - $22.25
                                         =========

NOTE 9 - ACQUISITION OF MEDITROL, INC.

      Effective April 29, 1994, the Company acquired Meditrol, Inc., a manufacturer and marketer of automated medication management systems located in South Dakota. The total consideration was valued at $21,147,000, consisting of $8,959,000 in cash which was substantially financed through $8,853,000 of bank borrowings, 1,866,395 shares of Company Common Stock valued at $11,199,000 and acquisition costs of $989,000. The Company allocated $9,500,000 of the consideration to patents, $14,701,000 to goodwill, $1,483,000 to tangible assets and assumed $4,537,000 in liabilities.

      The acquisition was accounted for under the purchase method of accounting and the results of operations of Meditrol, Inc. are included in the consolidated financial statements from the date of acquisition. The following unaudited pro forma information assumes that the acquisition was consummated as of the beginning of the period presented. The pro forma information does not purport to be indicative of the results of operations that actually would have been attained if the acquisition had occurred at this date or results which may occur in the future.

                                                  YEAR ENDED NOVEMBER 30,
                                                         1994
                                                      ------------
      Revenues...........................             $321,176,000
      Net income.........................             $  4,815,000
      Earnings per common share:
      Primary............................             $       .46
      Assuming full dilution.............             $       .40

NOTE 10 - SEGMENT INFORMATION

      The Company's operations are classified into two business segments: health care management services and automated medication management. Operations within the health care management services segment include providing pharmacy and materials management services, home infusion therapy and related operations on a contractual basis substantially all in the United States. The automated medication management segment includes the manufacture and sale of automated medication management systems for use in health care facilities.

      Operating income (loss) for each business segment is defined as revenues less operating costs and expenses. Identifiable assets are those tangible and intangible assets used exclusively in the operations of each business segment or which are allocated when used jointly.

      The following table shows revenues, operating income (loss) and other financial information by business segment for the years ended November 30, 1994 through 1996 (in thousands):

                                           HEALTH CARE   AUTOMATED
                                           MANAGEMENT   MEDICATION
                                            SERVICES    MANAGEMENT  CONSOLIDATED
                                           -----------  ----------  ------------
1994:
-----
   Revenues............................... $  319,810   $    599    $  320,409
   Operating income (loss)................     14,073     (3,852)       10,221
   Identifiable assets....................     79,525     26,890       106,415
   Capital expenditures...................      5,417        306         5,723
   Depreciation and amortization expense..      4,427        686         5,113

1995:
-----
   Revenues............................... $  371,579  $  12,416     $ 383,995
   Operating income (loss)................     17,435     (1,763)       15,672
   Identifiable assets....................    110,335     37,395       147,730
   Capital expenditures...................      8,784      1,507        10,291
   Depreciation and amortization expense..      5,768      1,245         7,013

1996:
-----
   Revenues............................... $  434,567  $  14,764     $ 449,331
   Operating income (loss)................     23,687     (6,141)       17,546
   Identifiable assets....................    129,496     39,672       169,168
   Capital expenditures...................      7,279        564         7,843
   Depreciation and amortization expense..      7,587      1,517         9,104

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company maintains occurrence-based professional liability insurance coverage in individual claim and aggregate amounts that it considers adequate. The Company is a party to certain lawsuits and other potential claims arising in the ordinary course of its business. The claims, which are substantially covered by insurance policies, are in various stages of discovery and some may ultimately be brought to trial. It is management's opinion that settlements, if any, will not have a material adverse effect on the Company.

      In November 1995, the Company entered into a leasing agreement for an eight-acre tract of land and construction of a new office building. The Company is to occupy the new building no later than at expiration of its existing headquarters lease in April 1999. The initial term of the lease is for a seven-year period ending November 2002 with five optional five-year renewal periods. In the event of termination, the Company is required to either purchase the property at its acquisition cost or arrange for the sale of the property to a third party. The Company will be liable to the lessor for substantially all of any deficiency of sales proceeds less than the original acquisition cost.

      The total estimated cost of the project is $32,000,000. As of November 30, 1996 the amount expended to date was approximately $2,270,355. Upon project completion, the Company's annual minimum lease payments could approximate $3,000,000.

      Future minimum commitments under noncancelable operating leases, primarily for office space, are $3,159,000 in 1997, $3,227,000 in 1998, $3,291,000 in
1999, $2,886,000 in 2000, $2,923,000 in 2001, and $33,212,000 thereafter. Rental expense on noncancelable operating leases for the years ended November 30, 1994, 1995 and 1996 was approximately $1,735,000, $2,040,000 and $2,610,000, respectively.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which addresses accounting for stock options in addition to other stock-based compensation. The Company believes that, as permitted by the standard, it will not change its existing accounting for stock options. Additional disclosures, including pro forma effects on income of the difference between existing and new accounting methods, will be required. The Company plans to adopt the disclosure provisions of the standard during fiscal 1997.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table presents selected information for each of the fiscal quarters during the years ended November 30, 1995 and 1996 (dollars in thousands, except per share data).

                                               QUARTER ENDED
                          -----------------------------------------------------
                            FEBRUARY
                             28-29        MAY 31      AUGUST 31     NOVEMBER 30
                          ----------    ----------    ----------    -----------
1995:
-----
Revenues ...............  $   90,673    $   96,374    $   95,773    $  101,175
Operating income .......       3,833         3,936         3,441         4,462
Net income .............       1,859         1,822         1,472         2,957
Earnings per share:
  Primary ..............  $     0.18    $     0.17    $     0.11    $     0.16
  Assuming full dilution  $     0.15    $     0.15    $     0.10    $     0.16

1996:
-----
Revenues ...............  $  107,243    $  107,202    $  107,251    $  127,635
Operating income .......       4,938         5,087         2,353         5,168
Net income .............       3,027         3,128         1,604         3,148
Earnings per share:
  Primary ..............  $     0.17    $     0.17    $     0.09    $     0.18
  Assuming full dilution  $     0.17    $     0.17    $     0.09    $     0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders unless the Company's proposed merger with Cardinal is consummated prior to such meeting and the Company is no longer required to file its Proxy Statement. See also "Item (Unnumbered). Executive Officers of the Registrant" appearing in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders unless the Company's proposed merger with Cardinal is consummated prior to such meeting and the Company is no longer required to file its Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders unless the Company's proposed merger with Cardinal is consummated prior to such meeting and the Company is no longer required to file its Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders unless the Company's proposed merger with Cardinal is consummated prior to such meeting and the Company is no longer required to file its Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1.    Financial Statements.  See Index at Item 8.

      2.    Financial Statement Schedules.

            The following financial statement schedule is included in this report:

                Schedule II - Valuation and Qualifying Accounts and Reserve

            All other schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

      3.   Exhibits.  The following exhibits are filed as a part of this report:

EXHIBIT
  NO.                      DESCRIPTION OF EXHIBIT
-------                    ----------------------
 2.1 -- Agreement and Plan of Merger dated as of November 27, 1996, by and among the Company, Cardinal Health, Inc. and Owl Merger Corp. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed December 4, 1996).

 2.2 -- Stock Option Agreement, dated as of November 27, 1996, by and between Cardinal Health, Inc. and the Company.

 3.1 -- Restated Articles of Incorporation, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)); Articles of Amendment to Restated Articles of Incorporation, dated August 25, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-93496)).

 3.2 -- Bylaws of Owen (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)); Amendment to Bylaws adopted June 12, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

 4.1   -- Specimen Stock Certificate (incorporated by reference to Exhibit
          4.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-93496)).

#10.1 -- 1987 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

#10.2 -- 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

#10.3 -- 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement Form S-4 (Reg. No. 33-75456)).

 10.4 -- Credit Agreement between Owen Healthcare, Inc. and Texas Commerce Bank National Association dated October 11, 1995 and effective as of August 21, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on November 30, 1995).

#10.5  -- Form of Salary Continuation Agreements between Owen Healthcare,
          Inc. and its officers (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

 10.6 -- Lease Agreement relating to Owen's home office in Houston, Texas, including amendments (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

 10.7 -- Synthetic Leases with Brazos Enclave Development, Inc. dated November 29, 1995 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on November 30, 1995).

 10.8  -- Lease Agreement dated January 25, 1995 (incorporated by reference to
          Exhibit 10.8 to the Company's Annual Report on November 30, 1995).

#10.9  -- Form of Consulting Agreement between Owen Healthcare, Inc. and
          Robert L. Williams (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

#10.10 -- 1996 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

*11.1  -- Statement re computation of per share earnings.

*21.1  -- Subsidiaries of Owen.

*23.1  -- Consent of Price Waterhouse LLP
------------
 * Filed herewith.
 # Management Compensation Plan or Agreement


(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 7, 1997
                                            OWEN HEALTHCARE, INC.

                                            By: /s/ CARL E. ISGREN
                                                    Carl E. Isgren
                                                    President and Chief
                                                    Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                     TITLE                          DATE
     ---------                     -----                          ----
/s/ Dian G. Owen           Chairman of the Board             February  7, 1997
    Dian G. Owen


/s/ Carl E. Isgren         President, Chief Executive        February  7, 1997
    Carl E. Isgren          Officer and Director


/s/ Harlan C. Stai         Executive Vice President,         February  7, 1997
    Harlan C. Stai          Chief Operating Officer
                            and Director


/s/ Stephen A. Drury       Executive Vice President,         February  7, 1997
    Stephen A. Drury        Corporate Secretary
                            and Director


/s/ Stanley H. Florance    Senior Vice President and         February  7, 1997
    Stanley H. Florance     Chief Financial Officer


/s/ Donald M. Jones        Senior Vice President and         February   7, 1997
    Donald M. Jones         and Director


/s/ Robert M. Rutledge     Director                          February  7, 1997
    Robert M. Rutledge


/s/ J.D. Epstein           Director                          February  7, 1997
    J.D. Epstein


/s/ Diane Peterson         Director                          February  7, 1997
    Diane Peterson


/s/ Robert L. Williams     Director                          February  7, 1997
    Robert L. Williams


/s/ Hugh M. Morrison       Director                          February  7, 1997
    Hugh M. Morrison

                                  SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (In thousands)

                                         ADDITIONS
                                   ----------------------
                                    CHARGED   COLLECTIONS
                       BALANCE AT  TO COSTS   ON ACCOUNTS               BALANCE
                       BEGINNING      AND     PREVIOUSLY   DEDUCTIONS- AT END OF
                       OF PERIOD   EXPENSES   WRITTEN OFF  WRITE OFFS   PERIOD
--------------------- -----------  --------   -----------  -----------  --------
Reserve for Doubtful
Accounts and Notes
Receivable for the
years ended
November 30:

  1994                 $  3,588    $1,474        $  20      $ 1,033     $ 4,049
  1995                    4,049     1,260           17          632       4,694
  1996                    4,694       496           19          197       5,012
--------------------- -----------  --------   -----------  -----------  --------

                                  EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION OF EXHIBIT
-------                    ----------------------
 2.1 -- Agreement and Plan of Merger dated as of April 7, 1994, by and among the Company, Meditrol, Inc., OHC, Inc. and certain stockholders of Meditrol, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

 3.1 -- Restated Articles of Incorporation, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)); Articles of Amendment to Restated Articles of Incorporation, dated August 25, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-93496)).

 3.2 -- Bylaws of Owen (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)); Amendment to Bylaws adopted June 12, 1995.

 4.1   -- Specimen Stock Certificate (incorporated by reference to Exhibit
          4.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-93496)).

#10.1 -- 1987 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

#10.2 -- 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

#10.3 -- 1992 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement Form S-4 (Reg. No. 33-75456)).

 10.4 -- Credit Agreement between Owen Healthcare, Inc. and Texas Commerce Bank National Association dated October 11, 1995 and effective as of August 21, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on November 30, 1995).

#10.5  -- Form of Salary Continuation Agreements between Owen Healthcare,
          Inc. and its officers (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

 10.6 -- Lease Agreement relating to Owen's home office in Houston, Texas, including amendments (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

 10.7 -- Synthetic Leases with Brazos Enclave Development, Inc. dated November 29, 1995 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on November 30, 1995).

 10.8  -- Lease Agreement dated January 25, 1995 (incorporated by reference to
          Exhibit 10.8 to the Company's Annual Report on November 30, 1995).

#10.9  -- Form of Consulting Agreement between Owen Healthcare, Inc. and
          Robert L. Williams (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (Reg. No. 33-75456)).

#10.10 -- 1996 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on November 30, 1995).

*11.1  -- Statement re computation of per share earnings.

*21.1  -- Subsidiaries of Owen.

*23.1  -- Consent of Price Waterhouse LLP
------------
 * Filed herewith.
 # Management Compensation Plan or Agreement